Form 10-K
period 1995-12-31
WORLDWIDE GOLF RESOURCES INC
filed 1996-05-30
CIK 810156

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-K
(Mark One)
[X  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT
OF 1934 [FEE REQUIRED]

         For the Fiscal year ended December 31, 1995

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF T
HE  SECURITIES EXCHANGE
ACT OF 1934 [NO FEE REQUIRED]

                     For the transition period     to

             Commission file number  33-12664-D
               WORLDWIDE GOLF RESOURCES, INC.
                    (Formerly JSL, Inc.)
   (Exact name of Registrant as specified in its charter)
                     __________________
            NEVADA                           88-0335511
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)          Identification No.)

 5230 S. Valley View, Suite E
      Las Vegas, Nevada                        89118
(Address of principal executive offices)     (Zip Code)

       Registrant's telephone number:  (704) 739-9392
                     __________________
 Securities registered pursuant to Section 12(g) of the Act:
                            None
 Securities registered pursuant to Section 12(b) of the Act:
               Common Stock, $0.0001 par value
                      (Title of class)

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 pr 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ ]

 The aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant at December 31, 1995 was approximately $ 2,261,980.
  The number of shares of Common Stock, $0.0001 par value, outstanding on December 31, 1995, was 2,829,428 shares, held by approximately 300 shareholders.

             DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about
June 30, 1996 (to be filed) are incorporated by reference into Part III of this Form 10-K.

                           PART I

ITEM 1.  BUSINESS

General

Worldwide Golf Resources, Inc. (the "Company") is engaged in several golf-related ventures, including the publication of a periodic golf magazine in the Las Vegas, Nevada market; the manufacture and installation of synthetic turf for use in driving ranges (as well as other applications); the
manufacture  and  sale  of  tour-quality  golf  clubs;   the
manufacture and sale of golf driving range equipment; and the manufacture and sale of an underground automatic golf ball teeing device. The latter also involved the Company acquiring certain Patent rights from the inventor (Patent Issued) as listed below in the Patents, Copyrights, Trademarks and Trade Secrets section of this item. A more detailed description of the Company's various business segments is found in the Financial Information About
Industry Segments and Narrative Description of Business sections below.

The Company's current organization was accomplished through a successful merger and acquisition program during the fiscal years ending December 31, 1995 and 1994. JSL, Inc. (the original company, incorporated in Delaware on September 18, 1986, for the purpose of seeking acquisition and merger opportunities) and Infodynamx Corporation merged in spring of 1994. Though JSL, Inc. was the surviving entity, it adopted the Infodynamx name. The new corporation began operations on April 1, 1994. The new company then merged with Worldwide Golf Resources, Inc. (of Colorado). Again, though Infodynamx was the surviving entity, the company elected to utilize the name recognition of Worldwide Golf Resources and therefore adopted the name. Prior to the merger, Infodynamx had transferred its domicile to the State of Nevada. Thus, the combined companies were now a Nevada Corporation.

Subsequent to the merger activities above, the company was party to two successful acquisition efforts during 1994. On December 16, 1994, the Company acquired 100% of the common stock of Tour Precision, Inc. of California in a stock-for-stock exchange. After this, on December 31, 1994, the Company completed the acquisition of 100% of the common stock of American Turf Manufacturing, Inc. a Georgia Corporation, in a stock-for-stock exchange.

During fiscal year 1995 the Company was successful in negotiating additional acquisitions. On June 15, 1995 the Company acquired assets and liabilities, in exchange for stock, from Chem-Line of Georgia, Inc. and Ana-Tex of Rome, Inc. On October 28, 1995, the Company was successful in acquiring 100% of the common stock of Advanced Golf Systems, Inc. d/b/a Range Master in a stock-for-stock exchange.

The Company's principal executive offices are located at 5230 S. Valley View, Suite E, Las Vegas, Nevada; telephone
(702) 739-9392.

Financial Information About Industry Segments.

The company is currently engaged in four primary business segments in golf-related product industries; the publication of golf periodicals/video cassettes, the manufacturing and sale of golf driving range equipment, the manufacturing and installation of synthetic turf at driving ranges, and the manufacturing and sale of golf clubs. Respectively, the segments accounted for 15.3%, 32.4%, 47.3% and 5.0%, of the Company's total revenues for the fiscal year ended December 31, 1995. It is expected that the manufacturing and sale of golf driving range equipment and synthetic turf will continue to provide the majority of the Company's revenue.

Expanded information on each of the operating segments and their respective markets is set forth in the following section, Narrative Description of Business.

Narrative Description of Business.

Golf Publications

Operations. The Company's Publications segment is engaged in the publication of the ten times annually Las Vegas Golf Magazine ("LVGM"), the annual Las Vegas Golf Guide ("Guide"), and the instructional golf video Golf Tips for Desert Play ("Video"). Over 20,000 copies of the Guide are printed and distributed each year, primarily in the southern Nevada region. The 68 page, four-color edition provides the hole layout and course statistics for 28 private, semi-private and public courses in the region. The LVGM prints 20-30,000 copies ten times annually and estimates over 70,000 readers per month. The periodical averages 44 pages, with local golf course reviews, golf celebrity interviews, instructional articles, editorials, and discount coupons for a wide range of merchandise and services. The Video is available to subscribers and at various point-of-sale locations (described further in Marketing below). The Video, hosted by golf pro Robert Gamez, provides special tips and techniques for playing in the desert environment. Certain videos are customized to provide advertising segments for certain customers (i.e. Sporting Goods Chains, Golf Courses, Hotels, etc.)

Marketing.   The  Guide,  LVGM and Video  will  be  marketed
through including but not limited to, Las Vegas Hotels and Casinos, Golf Courses, Restaurants, and Lounges.

Strategy. The near-term strategy of the Golf Publications segment is to expand the circulation of the Las Vegas Golf Magazine, increase the average number of pages per publication, thereby increasing both the subscription revenue potential as well as the advertising revenue generation. Longer-term plans may include testing the potential of the magazine's formula in other golfing intensive markets around the country. Supplementary business ventures such as providing vacation packages to the Southwest are being reviewed for potential broadening of the segment's revenue base.

Golf  Driving  Range  Equipment  Manufacturing,  Sales   and
Installation

Operations. The golf driving range equipment manufacturing, sales and installation is effected through Advanced Golf Systems, Inc. d/b/a Range Master of Temecula, California. Range Master has over 20 years experience in the golf driving range industry and has set the standard in manufacturing range equipment and accessories. Range Master's line of automated ball management components can be configured to meet any volume demand of a driving range operation. Range Master golf ball pickers, ball washers, dispensers, vehicles and custom designed equipment is renowned as the best in the industry. Range Master systems provide accurate and timely sales data, security and accountability. Installation of Range Master equipment has yielded dramatic reductions in labor expense, while eliminating excessive wear on the golf balls.

Marketing. Range Master markets its products through a distributorship network that encompasses the United States, Canada and several Asian countries. Range Master promotes its products through the golf publications segment of the Company, advertising in golf-related trade magazines and through displays at the major trade shows/conventions. Further, testimonials from previous clients and word-of-mouth prove valuable in the promotion of the product lines.

Strategy. Range Master will incorporate the Golf Auto Tee operations (described in detail below) and introduce it under its existing golf automation management systems to further enhance its product lines. The company will also review opportunities to expand its dealership network into new markets. Additionally, the company may use its network to assist other companies in marketing their products on a pass-through percentage basis.

Synthetic Turf Manufacturing, Sales and Installation

Operations. The synthetic turf manufacturing, sales and installation is effected through American Turf
Manufacturing, Inc. ("American Turf") of Rome, Georgia. American Turf, through its RangeTurf is the country's largest and fastest growing supplier of synthetic turf to golf driving ranges and golf courses. The landing area turf is complimented by target greens and visual sand and water hazards, with grass-like playability. AmericanTurf also provides Turf Tee Lines, 1" Fiber Golf Mats, Putting Greens, Turf Tennis courts and Golf Cart Path Covers. Additional applications for the synthetic turf and associated products are outlined in the strategy section below. The development of synthetic or artificial turf surfaces provides new opportunities in the construction and development of driving ranges in those regions which experience extreme variances in climate, such as arid climate or drought, excessive or heavy rainfall, and/or grass disease. Synthetic turf is "community friendly" as it does not require any fertilizing, fungicides or pesticides. Since water scarcity is becoming a more significant issue in many regions, synthetic turf may become the only avenue in which governmental authorities will grant a permit for building a new golf driving range.

Marketing. AmericanTurf promotes its products through the Golf Publications segment of the Company, advertising in golf-related trade magazines, and through displays at the major trade shows/conventions. Further, testimonials from previous clients and word-of-mouth proved valuable in the promotion of the product lines.

Strategy. AmericanTurf will continue to look to broadening its product lines and will look to new applications for synthetic turf, such as commercial and home landscaping.
The company is also looking to expand its manufacturing capacity and further capitalize on economies of scale and vertical integration. To this end, AmericanTurf acquired the assets of Ana-Tex of Rome, Inc. ("Ana-Tex") and Chem-Line of Georgia, Inc. ("Chem-Line"), companies which concentrate their efforts in artificial turf and rubber products manufacturing and sales. Agreements were reached with both Ana-Tex and Chem-Line on June 15, 1995 wherein the Company acquired 100% of the assets of each company in exchange for 105,000 shares of stock.


Golf Club Assembly and Sales

Operations. The custom golf club assembly and sales is conducted through the Tour Precision ("Tour Precision") segment. The clubs offered by Tour Precision are unique in that they are the first quality, top-line custom clubs designed for multi-use golf training facilities. The company provides a demonstration center and a professional fitting technician to assist the facility market the line of clubs as well as offer another service to their customers.

Marketing. Marketing efforts will continue through direct contact with golf training facilities and through the Company's various publications (see above). Tour Precision's comparative advantage will be exploited in several major areas. Tour Precision will produce a totally custom club, matching the requirements of the individual golfer with respect to club head weights and shaft materials (steel, aluminum, graphite, etc.). Also, Tour Precision is offering to install a demonstration center manned by a professional fitting technician complete with swing analyzers and demonstration clubs. This latter feature is intended to relieve the individual centers from tying up their working capital, while providing another "draw" to their center.

Strategy. The Company has relocated Tour Precision to the Range Master facility in Temecula, California. This will enable the company to cross utilize both equipment and personnel with the Range Master facility. A full-service demonstration facility is being constructed at that site to illustrate to training facility owners the benefits of using the demonstration centers to increase not only club sales but customer satisfaction as well.

Automatic Golf Ball Teeing Device Manufacturing Sales

Operations. The manufacturing and sale of the automatic golf ball teeing device will be done through the Golf Auto Tee segment, located with the Range Master facility in Temecula, California. Golf Auto Tee is America's first fully automatic underground golf ball teeing mechanism. Various volumes (up to several hundred) of golf balls are loaded into a large receptacle and gravity-fed to the mechanized tee. Special light sensors detect when the tee'd ball has been struck, whereby the teeing mechanism drops below the turf surface and returns with a new ball in position.

Marketing. The teeing system will be marketed to golf training facilities and driving ranges, individual golf courses, hotels, resorts and general recreation centers. As with the other segments, the golf publications of the Company assist in the marketing effort of the Golf Auto Tee product lines. In addition, the Company has, at this printing, three demonstration trailers which can be setup at golfing tournaments, golf courses and other sports events. As the product develops further, coin/bill acceptors can be made available as well as credit card mechanisms.

Strategy. The near term strategy of the Golf Auto Tee segment is to further develop the teeing systems features to broaden its appeal to the expanding golfing market. The on-site teaching professional provided with the Tour Precision demonstration center will also be trained to provide the routine maintenance (monthly oiling, parts replacement, etc.) for the Golf Auto Tee system. This latter feature demonstrates the integration of services the Company is seeking to provide for both its existing customer base and in emerging markets.

Principal Customers and Backlog.

Golf Publications

The Las Vegas Golf Magazine is currently distributed to approximately 120 locations in the Southern Nevada area, including the majority of the large hotels and casinos in Las Vegas.

Golf Driving Range Equipment Manufacturing, Sales and Installation

At  May 1, 1996, Range Master had approximately $250,000  in
backlogged equipment   orders, which will be completed  over  the  next
several months.

Synthetic Turf Manufacturing, Sales and Installation

As of December 31, 1995 American Turf Manufacturing Inc. installed approximately 1,600,000 square feet of synthetic turf, including approximately 1,445,000 s.f. of range turf, 67,000 s.f. of target greens and sand traps, 53,000 s.f. of putting greens and 35,000 s.f. of Tee-Line turf. This is 198 percent of the 808,575 square feet installed in fiscal 1994. At May 1, 1996 AmericanTurf has approximately 2,400,000 square feet in backlogged orders and proposals.

Golf Club Assembly and Sales

At present Tour Precision does not have a backlog of golf club sales. Direct marketing to golf courses and retail customers will be continued. Tour Precision has developed a new perimeter adjustable weighted club head to be introduced at the P.G.A. Golf Show in Las Vegas, Nevada in September of 1996.

Raw Materials.

Raw materials used in the manufacturing of the business segments are available from a large number of competitive suppliers. Therefore, the Company believes that no single vendor would pose any material adverse risk either as to price or supply of raw material.

Industry Conditions.

The golfing market targeted by the Company remains solid with promising growth potential. A recent survey reported that more than 11.4 million people in the country participate in golfing activities at golf facilities other than the customary golf courses. Figures made available by the Golf Range and Recreation Report indicated that there were over 1,588 stand-alone golf facilities in the U.S. in 1993, up 182 (12.9 percent) from 1992 level's. Management believes that this market expansion will continue to provide opportunities for the Company to grow.

Competition.

There is substantial competition for the Company's golf publications segment, both on a localized and national level, however, the Company's current focus is on the local Las Vegas market which includes a substantial number of visitors to southern Nevada which has shown less significant competition.

The golf driving range equipment segment faces several major competitors which are currently much larger and better capitalized than the Company. However, the Range Master name has been around for over 20 years in the driving range equipment market and is well known for its superior products.

The   synthetic  turf  division  faces  several  substantial
competitors but has mitigated that to some extent by focusing on golf driving ranges where its specialization has presented a market niche for its products.

There   are   numerous  and  well-known  manufacturers   and
providers of golf clubs. Tour Precision's features and customization are not exclusive to itself. The segment provides a teaching professional complete with a demonstration center and golf training facilities to assist in the customization of Tour Precision's product lines.

The Company is aware of several automatic golf teeing devices. Thus, the Company expects to meet significant competition in its marketing operation from major companies which will undoubtedly be in a better position to finance research, develop additional product lines, and take the products to market. However, the Company has evaluated the competing products and has determined that the Company's product has certain unique features, inclusive of lower cost differentials, that should enable the Company to compete effectively.

Although the Company believes its products to be superior to those of its present competitors; the market for the
Company's new acquisitions is very large. As such, there are major companies that have already captured major portions of the golf product markets. At present, several of these companies have resources much greater than those of the Company. Therefore, there is no assurance that the Company's products will continue to be competitive in the marketplace.

Federal and State Regulation.

The Company's facilities are subject to numerous federal, state, and local laws and regulations designed to protect the environment from the generation and disposal of wastes, emissions and hazardous substances. The Company is also subject to the Federal Occupational Safety and Health Act and other laws and regulations affecting the safety and health of employees in the production areas of its facilities. The company believes it is in compliance in all material respects with all applicable environmental and occupational safety regulations.

Patents, Copyrights, Trademarks and Trade Secrets.

The Company has obtained the following Patents, Trademarks and Trade Secrets for its golf-related businesses:

Business Segment           Country     Type         Number      Date Issued
- ----------------           -------     ----         ------      -----------
Las Vegas Golf Magazine      USA        CR                        12/08/93

The Las Vegas Golf Guide     USA        CR                        12/08/93

Tour Precision, Inc.         USA        TM                        12/08/93

Golf Auto Tee                USA         P         P#5,351,964    12/08/93



Growth Strategy.

The Company will continue to capitalize on the synergism achieved through the development of the current complimentary business segments and to review additional opportunities in the manufacturing, publishing, and servicing of golf-related items.

Employees.

As of December 31, 1995, the Company employed approximately 9 employees in the State of Nevada, 8 employees in the State of Georgia and 10 employees in the State of California. None of such employees is covered by a collective bargaining agreement. The Company believes that its relationship with its employees is satisfactory.

Recent Developments.

Full scale production of the patented golf training device GolfJackTM is to begin in May. The company recently acquired the patents to the GolfJackTM . The product allows a golfer to practice some of the most difficult shots in the game, uphill, sidehill, and downhill lies. The product features a closed circuit hydraulic system that uses the golfer's weight to shift the mat up, down, sideways, or any of those combinations, and to any degree. The company has received significant interest in the product from the individual golfer to golf driving ranges. The company currently has orders for over 200 units of the GolfJackTM . The company is also in negotiations with foreign companies who are interested in purchasing several hundred units of the product. The company expects the GolfJackTM to become one of Range Master's best selling products.

Also in May, the Company has reached an agreement with Composite Power Corporation to be the exclusive provider of composite poles to be used for netting at golf driving ranges and courses. This product has many advantages over traditional poles, including lightweight, strength, and low cost. This product will be marketed through the Range Master segment of the Company.

ITEM 2.  PROPERTIES

The following table sets forth information regarding the Company's leased properties:

                                                          Annual
                                           Building       Rental
Location            Use                   Square Feet    Payments
- --------            ---                    -----------    --------
Las Vegas, NV      Corporate office, golf     5,131          39.3
                   publications

Temecula, CA        Range equipment           12,000         57.6
                    and golf club
                    manufacturing

Rome, GA            Synthetic turf            15,200        18.0
                     manufacturing



ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the Company's fiscal year ended December 31, 1995.

                           PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
     STOCKHOLDER MATTERS

The Company's Common Stock is traded in the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation System, under the
NASDAQ symbol GOFR. The following table sets forth the quarterly high and low bid prices for the Company's Common Stock during the last two fiscal years of the Company, as reported by the National Quotations Bureau. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                1995               1994
                            High     Low       High     Low
     1st Quarter             $6.25  $5.75       -       -
     2nd Quarter             $7.25  $6.38       -       -
     3rd Quarter             $7.50  $6.75      $6.25   $4.75
     4th Quarter             $7.25  $3.06      $6.46   $5.00

     Note: The Company started trading on July 27, 1994.

As of December 31, 1995 the Company had approximately 300 shareholders of the 2,594,247 shares outstanding.

The Company has never declared or paid dividends on its Common Stock. The Company intends to follow a policy of retaining earnings, if any, to finance the growth of the business and does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of the Board of Directors and will depend on the Company's profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

ITEM 6.   SELECTED FINANCIAL INFORMATION

The selected financial information presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for the years ended December 31, 1995 and December 31, 1994 has been derived from the financial statements of the Company, such financial statements have been audited by Janet Loss, independent certified public accountant. The selected financial information should be read in conjunction with the Consolidated Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."




                                            Fiscal Years Ended December 31,

                                                     1995         1994
Statement of Operations Data:
       Revenue:
Sales, net of returns and Discounts...           $2,272,795   $1,127,477
   Costs of goods sold................            1,883,181      888,416
                                                 ----------   ----------
                 Total:                             389,614      239,061
                                                 ==========   ==========
Operating Expenses:
  Selling, general and administrative..           1,229,171      727,951
   Consulting expense..................             340,604       73,240
   Bad debt expense....................               7,318       35,007
 Depreciation and amortization ........             144,228       31,257
                                                  ---------   ----------
        Total:                                    1,721,321      867,455
                                                  =========   ==========

Operating income (loss).................         (1,331,707)    (628,394)
Other income(expense)...................
          Interest Expense..............            (39,827)    (167,559)
          Income Income.................              4,929        5,227
          Other Income..................              2,250       -------
          Loss on Sale of Treasury Stock            (11,822)      -------
Loss before income taxes................         (1,376,177)     (790,726)
           Income Taxes.................            -------       -------
                                                 -----------     ---------
                  Net Income (Loss):             (1,376,177)     (790,726)
                                                 -----------     ---------
 Net loss per share of common stock                (0.62)          (.93)
                                                 ===========     =========

                                              As of December 31,

                                              1995         1994
Balance Sheet Data:
Cash and cash equivalents.........         $ 65,345     $ 11,190
Net working capital...............          461,824      468,625
Total Assetes.....................        2,518,635      999,258
Total Stockholder's Equity........        1,655,159      749,434

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Liquidity and Capital Resources:

Management believes that the Company's present working capital and funds generated from operations should be supplemented through equity issuances to sustain its growth and to allow for expanded customer base access. Internal, as well as external sources, will be sought in the coming periods as Management institutes a thorough program of rationalizing product lines, their individual revenue potential and their respective inventory/production requirements.

Results of Operations:

Fiscal 1995 Compared with Fiscal 1994

The Company's fundamental businesses and composition has changed so dramatically from fiscal year 1994 to fiscal year 1995 that a review on a strictly consolidated basis is not as useful as reviewing the progress of the Company's business lines that remained and which were subsequently added in fiscal 1994 and fiscal 1995. Therefore, following is a review of the Company's publishing unit (in existence in 1994), as well as Tour Precision and AmericanTurf Manufacturing which were added after the third quarter of fiscal 1994. Also, as noted above, the Company was successful in acquiring Advanced Golf Systems Inc. d/b/a Range Master of Temecula, California. This acquisition was completed on October 28, 1995.

Golf Publications

The publishing unit's primary product in fiscal year 1995 and 1994 was the Las Vegas Golf Magazine which had its
inaugural  issue  in  March, 1994.   Advertising  Sales  for
fiscal year 1995 increased $159,220 (84%) to $348,290 from $189,070 in fiscal year 1994. Management is working to
increase  the  publishing  unit's  impact  on  Revenues   by
initiating a program to aggressively sell the magazine, which prior to March of 1995 had been offered free to the retail customer. Efforts also will continue to increase the magazine's subscription base through special programs for subscribers to the magazine. Combined with the holding company, this area generated 15.3% of the Company's fiscal year 1995 revenues.

The net loss for fiscal 1995 decreased $193,760 to $181,166 from $374,926 in 1994. The decrease in the net loss is due primarily to the increase in revenue and a reduction of general and administrative expenses.

Golf Club Assembly and Sales

Tour Precision was a turn-around opportunity acquired in late 1994 with which Management is working toward a near term return to profitability. Tour Precision has been relocated to the Range Master facility in Temecula, California. This will enable the company to cross utilize its personnel and equipment resources. Sales for fiscal 1995 declined from fiscal 1994, falling $124,887 (53%) to $112,360 from $237,247 in fiscal 1994. The reduction of sales in 1995 is a result of management of the company attempting to reposition Tour Precision in the golf club market. In 1995 Tour Precision contributed 5% of the Company's total revenues.

The net loss for fiscal 1995 increased $35,768 to $348,655 from $312,887 in fiscal 1994. The increase is due primarily to a reduction of sales and an increase in expenses as management repositions the company in the golf club market.

Synthetic Turf Manufacturing, Sales and Installation

AmericanTurf Manufacturing's Revenues for fiscal 1995 increased $464,213 (75.6%) to $1,078,290 from $614,077 in fiscal 1994. AmericanTurf provided 47.3% of the Company's fiscal 1995 revenues. Management expects this unit to increase its revenue impact through the addition of new product lines during fiscal year 1996.

The net loss for fiscal 1995 increased $345,758 to $448,667 from $102,909 in fiscal 1994. The increase is due primarily to low profit margins on sales as the company establishes itself in the driving range market. Management expects this unit to become more profitable as the manufacturing and installation of synthetic turf becomes more streamlined.

 Golf Driving Range Equipment Manufacturing

Range Master Revenue for fiscal 1995 was $738,401. Range Master provided 32.5% of the Company's fiscal 1995 revenues. Management expects this units revenue to continue to increase as management of the company continues to aggressively market the range equipment. The net loss for fiscal 1995 was $397,688. Management expects this unit to become profitable in 1996 as sales of range equipment increases.

Fiscal 1994 compared with Fiscal 1993

As noted above, the company had no operations for the period ending December 31, 1993. The Company's predecessor, JSL, Inc. was engaged in seeking a private or public company to merge with or acquire but had not done so through the previous fiscal year end. As detailed in the notes to the Financial Statements included in this filing, the Company's current structure did not begin to evolve until April 28, 1994.

Revenues

For  the  period  under  review, the Company's  consolidated
revenue  for  the  period  ending  December  31,  1994   was
$1,127,477.   This compares to $0 for the  12  months  ended
December 31, 1993.

Costs and Expenses

The Company incurred significant costs and expenses over the course of the fiscal year in its merger and acquisitions of the various components of its current business structure. While Management expects many of the costs and expenses to be non-recurring, it expects additional costs and expenses in its consolidation of the business units and in shaping the company for future development.

Impact of Inflation

Inflation has not had a significant impact on the Company's financial position or operating results.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See  Index  to Financial Statements and Financial  Statement
Schedules appearing on page F-1 through F-7 of this Form 10-K.

ITEM 9.   CHANGES  IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON
      ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Registrant and its independent accountant on any matter of accounting principles or practices or financial statement disclosures.


                          PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and Officers of the Company are as follows:

      NAME AND ADDRESS            AGE         POSITION HELD-
                                               RELATIONSHIP
Kenneth L. Maul                    53       Chairman of the
5230   South  Valley   View,                Board, Director
Suite E                                     Chief Executive
Las Vegas, Nevada 89118                     Officer, President

Janet E. Maul                      49       Treasurer
5230   South  Valley   View,                Secretary
Suite E                                     Director
Las Vegas, Nevada 89118

Andrew J. Rafkin III              49       Chief Operating
42380 Rio Nedo                             Officer
Temecula, California  92590

G. Vance Cartee                   52       Director
101 Calhoun Ave.
Rome, Georgia 30162

Michael F. Arp                    48       Director
101 Calhoun Ave.
Rome, Georgia 30162

C. Gregory Frey                   34       Director
5230   South  Valley   View,
Suite E
Las Vegas, Nevada 89118

Kenneth L. Maul, age 53, is Chairman of the Board, Chief Executive Officer and President of Worldwide Golf Resources, Inc. Mr. Maul attended Northeastern Junior College in Colorado. He was a co-founder of E.J. Pittock & Company, Inc., now RAF Financial Corp., a stock brokerage firm in Denver, Colorado. Mr. Maul sold his interest in Pittock & Co. in 1982. He then co-founded Capital Securities Group, Inc., a stock brokerage firm in Ft. Collins, Colorado. He sold his interest in 1987 and became a partner in Gilbert Marshall & Company, a stock brokerage firm in Greeley and Ft. Collins, Colorado. Mr. Maul was elected Chairman of the Board of Directors in June of 1990. In 1992 Mr. Maul sold his interest and formed Continental Heritage Consultants, a securities consulting company specializing in taking private companies to publicly-held, and raising capital for small business. Mr. Maul has also worked as a consultant to federal bankruptcy trustees in workout and merger cases.

Janet  E.  Maul, age 49, is Secretary-Treasurer of Worldwide
Golf Resources, Inc. Mrs. Maul began her career in the Trust

Department of the United Bank of Greeley, Colorado in 1967 and became a Trust Officer in 1977. Mrs. Maul resigned her position in 1982 to join her husband, Kenneth L. Maul, as a broker's assistant in the securities business, which she has continued until 1992, when Mr. Maul sold his interest in Gilbert Marshall & Company.

Andrew J. Rafkin, age 49, is the Chief Operating Officer of Worldwide Golf Resources, Inc. Mr. Rafkin joined the Company in October, 1995 with the acquisition of Range Master. Mr. Rafkin served as President of Range Master and will continue in that capacity. Mr. Rafkin graduated from the University of California - Dominguez Hills with a Bachelors of Business Administration and a Bachelors of Science degree in Economics in 1971. From 1971 to 1973, Mr. Rafkin graduated a Management Training course at Security Pacific Bank as a Commercial Loan Officer, rising to a position of Assistant Manager. From 1973 to 1974, Mr. Rafkin served as a Manager for Imperial Bank. During 1974 to 1978 was the concurrent President and Owner of American Copy Products (a distributor of office supplies) and
International Marketing, Manufacturing and Consulting Services. From 1977 to present, Mr. Rafkin has been the President and Owner of Palos Verdes Security Systems, Inc./South Coast Alarm Systems. From 1990 to present, Mr. Rafkin has served as a Director and Loan Committee Chairman at Bay City National Bank. In 1994, Mr. Rafkin obtained his current position as President of Range Master.

G. Vance Cartee, age 52, is a director of Worldwide Golf Resources, Inc., and co-heads American Turf Manufacturing. Mr. Cartee holds a BSEE and has been in senior management positions of various public and private companies for over twenty years. He has also successfully founded and managed several entrepreneurial businesses.

Michael F. Arp, age 48, serves as a director of Worldwide Golf Resources, Inc. and co-heads American Turf Manufacturing. Mr. Arp holds a BA in accounting and a Masters in Business Administration. Mr. Arp is a Certified Public Accountant licensed in the State of Texas. Mr. Arp has over twenty years experience in accounting, budgeting, treasury function, Securities and Exchange reporting, as well as developing and implementing corporate financial policies and procedures. Mr. Arp has been a Chief Financial Officer and/or Vice President of Finance for several public and privately owned companies over the past ten years.

C. Gregory Frey, age 34 , is a director of Worldwide Golf Resources, Inc. Mr. Frey is one of the founders of the Las Vegas Golf Magazine and the Las Vegas Golf Guide. He has extensive knowledge of both the existing and planned Las Vegas golf market and products. Mr. Frey has over 10 years of experience in business management, direct sales, and golf marketing and publishing.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

                    Fiscal                          Long-term
                     Year     Annual Compensation  Compensation
                              -------------------  ------------
Name and            Ending                    Other                All Other
Principal Position  Dec. 31    Salary  Bonus  Annual   Options   Compensation
- ------------------  -------    ------  -----  ------   -------   ------------
Kenneth L Maul...    1995      60,000   ----   ----       ----           ----
 Chairman and CEO    1994      60,000   ----   ----       ----           ----
                     1993      60,000   ----   ----       ----           ----

Janet E Maul....     1995      20,400   ----   ----       ----           ----
  Secretary and
  Treasurer          1994      20,400   ----   ----       ----           ----
                     1993      20,400   ----   ----       ----           ----

Option/SAR Grants in the Fiscal 1995

At the fiscal year ending December 31, 1995, one Stock Option Agreement granting the right to purchase 65,000 shares of the Company's common stock at the price of $4.50 for the time period ending November 1, 1996 was outstanding.

Aggregated  Option/SAR Exercises in Fiscal 1994  and  Fiscal
Year End Option/SAR Values

None.

Director's Compensation

At the date of this filing, there were no formal Director's Compensation programs. The Board of Directors does, however, reserve the right to implement such a plan as appropriate for retaining its current members and in attracting outside directors. Directors are reimbursed for their reasonable out-of-pocket expenses incurred on Company business. From time to time directors may be provided with stock options.

Other Significant Benefit Arrangements

Employees Stock Option Plan. At the date of this filing there are no formal Employee Stock Option Plans. However, Management will ask the Board of Directors to review the possible implementation of such a program as Management believes employees' ownership interest in the company is positive both in terms of employee morale and in personnel retention.

Profit Sharing 401(k) Plan. No segment of the Company currently provides a 401(k) plan for any of its employees. It is, however, expected to be a matter for the Company's Board of Directors to review as Management believes such programs are beneficial both to the Company's employees themselves and as a means of attracting and retaining quality personnel.

Compensation Committee Interlocks and Insider Participation

The Board of Directors does not have a Compensation Committee. During fiscal 1995 and up to this filing, the Board of Directors, through the Chairman of the Board, Mr. Kenneth L Maul, reviewed and approved the compensation of the Company's executive officers. Mr. Maul has served a Chief Executive Officer of the Company since its inception.

Board of Directors' Report on Executive Compensation

General. As noted above, the Board of Directors of the Company does not have a Compensation Committee and, accordingly, during the fiscal year ended December 31, 1995, the Board of Directors, through the Chairman of the Board, reviewed and approved the compensation of the Company's executive officers.

Overall Policy; Significant Factors. During fiscal 1995, the compensation decisions made by the Board of Directors in respect of the Company's executive orders were influenced by three major factors. First, the start-up nature of the company brings with it all of the normal capital requirements to sustain growth, therefore certain stock compensation was granted in lieu of salaries, commissions and for services rendered. This practice may be extended into the future on a case by case basis and accordingly filed with the Securities and Exchange Commission. Secondly, the acquisitions undertaken during fiscal 1994 and 1995 brought executives with their own respective salary structures which were reviewed and adjusted as required. Finally, as the Company continues to mature, certain additions to the executive staff will be required. As the company is required to seek talent in outside market, it will be required to provide a competitive compensation package.

As overall policy, however, the Board continues to believe that long-term compensation tied to the creation of stockholder value should constitute a significant component of the compensation to be earned by its executive officers. In this respect, it will be the Board's policy to attempt to restrain base cash compensation (subject to competitive pressures), while providing the incentive for Management to increase stockholder value by providing such officers with significant numbers of market-price stock that will not confer value upon the officers unless and until the Company's share price rises. The Board of Directors expects that stock options will constitute a significant component of the compensation package provided to executive officers.

The   Board  believes  that  cash  bonuses  are,  at  times,
appropriate based upon the performance of the Company's business compared to its internal expectations and general business conditions.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

    Name and Address of        Amount and     Percent of
      Beneficial Owner          Nature of        Class
                               Beneficial
                                Ownership
Kenneth L. Maul                   201,725           7.1%


Janet E. Maul                     143,666           5%


Kristen Maul                       20,296            .7%


Michael F. Arp                     150,000           5.3%


G. Vance Cartee                    150,000           5.3%


Andy Rafkin                        150,000           5.3%


C. Gregory Frey                     10,571            .3%


Officers & Directors               826,258          29.2%
as a group (6 persons)



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The company has received loans from related parties as set forth below:

     Participant       Relationship       Instrument     Amount

     Kenneth L. Maul  CEO, President         Loan       $105,000
     Michael Arp      Director               Loan      $  32,500

See also the Notes accompanying the Financial Statements attached hereto.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

(a)  1.  The following documents are filed as part of this report:

         Report of Independent Certified Public Accountant              F-1
         Consolidated Balance Sheets as of December 31, 1995 & 1994 F-2 Consolidated Statements of Operations for the years ended
          December 31, 1995 & 1994                                      F-3
         Consolidated Statements of Stockholder's Equity for the years
          ended December 31, 1995 & 1994                                F-4
         Consolidated Statements of Cash Flows for the years ended
          December 31, 1995 & 1994                                      F-5
         Notes to Consolidated Financial Statements                     F-6

     2.  Exhibits:

Exhibit No.       Description                Location

3.1               Articles of           Incorporated by reference
                  Incorporation         to Exhibit No. 3.1 to the
                                        Registrant's Registration
                                        Statement (No. 33-12664-D)
3.2               Bylaws                Incorporated by reference
                                        to Exhibit No. 3.2 to the
                                        Registrant's Registration
                                        Statement (No. 33-12664-D)





                         SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDWIDE GOLF RESOURCES, INC.         DATED: May 19, 1994


By:/s/ KENNETH L. MAUL                    By:/s/ JANET E. MAUL
   -------------------                       -----------------
     Kenneth   L.   Maul                      Janet E. Maul
   Chief Executive Officer                 Secretary/Treasurer
          President

    Pursuant to the requirements of the Securities  Exchange
Act of 1934, the reports has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                   Signature            Title                  Date


By:/s/ KENNETH L. MAUL               Chairman of the Board    May 22, 1996
       Kenneth L. Maul               President

By:/s/ JANET E. MAUL                 Secretary                May 22, 1996
       Janet E. Maul                 Treasurer

By:/s/ C. GREGORY FREY               Director                 May 22, 1996
      C. Gregory Frey

                   Janet Loss, C.P.A, P.C.
             9101 East Kenyon Avenue, Suite 2000
                   Denver, Colorado 80237
                       (303) 220-0227



Board of Directors
Worldwide Golf Resources, Inc.
5230 South Valley View Boulevard, Suite E
Las Vegas, Nevada 89118

We have audited the accompanying Consolidated Balance Sheet of Worldwide Golf Resources, Inc. as of December 31, 1995 and 1994, and the related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for the years ended December 31, 1995 and 1994.

We conducted our audit in accordance with generally accepted accounting standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Worldwide Golf Resources, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flow for the years ended December 31, 1995 and 1994.

/s/  JANET LOSS, C.P.A., P.C.
     Janet Loss, C.P.A., P.C.

May 6, 1996


               WORLDWIDE GOLF RESOURCES, INC.
                 CONSOLIDATED BALANCE SHEET
                 December 31, 1995 and 1994

                           ASSETS
                                                    1995         1994
Current assets:
 Cash and cash
  equivalents.............................        $ 65,345   $   11,190
 Accounts Receivable,
  Trade...................................         406,337      144,410
 Less allowance for doubtful
  accounts................................         (23,247)     (16,497)
                                                  ---------  -----------
       Net Receivable                              383,090      127,913
                                                  ---------  -----------
 Inventory, lower of cost or market,
  net.....................................         598,280      411,312
 Receivable, directors and
  employees...............................          94,167      120,466
 Receivable, other........................           5,400        5,287
 Prepaid expenses.........................          33,242        1,281
                                                 ---------     --------
   Total current assets...................       1,179,524      677,449
                                                 ---------     --------
Property and equipment:
  Automobiles.............................          27,842       15,900
  Trailers................................          41,002       40,000
  Equipment...............................         714,812      207,256
  Office equipment........................          85,736       38,722
  Signs...................................           2,668          668
  Leasehold improvements..................          15,814        1,665
                                                  --------      -------
                                                   887,874      304,211
 Less accumulated depreciation and
  amortization............................         191,433       43,887
                                                   -------      -------
   Property and equipment,net.............         696,441      260,324
                                                   -------      -------
Other assets:
 Customer accounts lists,net... ..........          22,332       23,165
 Organization costs,net...................           1,438          708
 Publishing rights........................           7,500        7,500
 Patent costs.............................         303,745       14,160
 Memberships..............................           5,233        7,850
 Deposits.................................          25,319        8,102
 Goodwill.................................          21,000           -
 Covenant Not to Compete, net of
  amortization............................         256,103           -
                                                   -------      -------
   Total other assets.....................         642,670       61,485
                                                   -------      -------
                                                $2,518,635     $999,258
                                                ==========     ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable, trade.................      $  371,549     $185,544
 Payroll taxes payable...................         182,879       15,728
 Sales taxes payable.....................           1,923        4,552
 Accrued expenses........................          12,574        3,000
 Customer Deposits.......................           2,656           -
 Current Portion, Notes Payable..........         146,119           -
                                               ----------     --------
   Total current liabilities.............         717,700      208,824
                                               ----------     --------
Non-current liabilities:
 Stockholders' loans.....................         137,532           -
Notes Payable, Other.....................           8,244           -
 Contingent liabilities..................                        3,500
                                               ----------     --------
   Total non-current liabilities.........         145,776       41,000
                                               ----------     --------
Stockholders' equity:
 Common stock, $.0001 par value, authorized
 50,000,000 shares, issued 2,789,128 and
 1,320,877 shares........................          11,387      11,235
 Less:  Treasury Stock, 8,400 shares at
  cost..................................          (58,896)
 Paid-in capital........................        3,907,920   1,578,377
 Retained earnings (deficit)............       (2,205,252)   (829,075)
                                               -----------  ----------
   Total stockholders' equity...........        1,655,159     749,434
                                               -----------  ----------
                                               $2,518,635    $999,258
                                               ==========   ==========

     The accompanying notes are an integral part of the financial statements
                                       F-2


               WORLDWIDE GOLF RESOURCES, INC.
            CONSOLIDATED STATEMENT OF OPERATIONS
           Years ended December 31, 1995 and 1994




                                                    1995          1994
Sales, net of returns and discounts.......       2,272,795     1,127,477
 Cost of good sold........................       1,883,181       888,416
                                                 ---------     ---------
Gross Profit                                   $   389,614    $  239,061
                                                 ---------     ---------
Operating expenses:
 Selling, general and administrative......       1,229,171       727,951
 Consulting expense.......................         340,604        73,240
 Bad debt expense.........................           7,318        35,007
 Depreciation and amortization............         144,228        31,257
                                                 ---------     ---------
                                                 1,721,321       867,455
                                                 ---------     ---------
Operating income(loss)....................      (1,331,707)     (628,394)
Other income (expense)
 Interest expense.........................         (39,827)     (167,559)
 Interest income..........................           4,929         5,227
 Other income.............................           2,250            -
 Loss on sale of treasury stock...........         (11,822)           -
                                                  --------     --------
Total Other Income (Expense)                       (44,470)    (162,332)
Loss before incomes taxes.................      (1,376,177)    (790,726)
Income taxes..............................             ---          ---
                                                 ----------    ---------
Net loss..................................    $ (1,376,177)    $(790,726)
                                                ===========    =========
Net loss per share of common stock........        $(.62)         $(.93)
                                                ===========    =========
Weighted average number of shares outstanding    2,202,376       530,107
                                                ===========    =========

The accompanying notes are an integral part of the financial statements
                             F-3


               WORLDWIDE GOLF RESOURCES, INC.
  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
           Years ended December 31, 1995 and 1994

                                              Additional   (Deficit) Accumulated
                        Number of    Common     Paid-in      For the Year Ended
                         Shares       Stock     Capital        December 31, 1994
Balance as of
January 1, 1994          13,376,000    $1,338     $44,011           $(38,349)

98,215,000 shares of
JSL, Inc. exchanged for
250,000 shares of
Infodynamx Corp.        98,215,000     9,821     166,324               --

Adjustment of shares to
reverse split the stock,
exchanging one of common
stock March 1994 for 200
shares               (111,033,045)        --        --                 --

100,000 of Worldwide Golf
Resources, Inc. exchanged
for 50,415 shares of
Infodynamx Corp.          50,415         5         --                 --

Shares issued for legal
services                   5,500        --       20,369               --

66,500 shares issued for
cash, private placement   66,500        7       150,283               --

Shares issued for services
and rent                  18,240        1        24,599               --

Shares issued for legal
services                   1,000                  3,500               --

Shares issued for
services                  30,000        3        89,998               --

Shares issued for
services                  12,400        2        56,998               --

Shares redeemed for
shareholder              (13,733)      (1)      (41,198)              --

300 shares of American
Turf Manufacturing, Inc.
exchanged 300,000 shares
of Worldwide Golf Resources
Inc.                     300,000       30       118,627              --

10,000 shares of Tour
Precision,Inc. exchanged
for 120,000 shares of
Worldwide Golf Resources,
Inc.                     120,000       12        1,995               --

100,000 shares issued to
Cosmon Precision Casting
Corp. for debt           100,000       10      568,775               --

Private Placements in
1994                      72,600        7      362,993               --

Net Consolidated (Loss)
for Year ended December
31, 1994                     --        --        --            (790,726)
                        ------------------------------------------------
Balance as of December
31, 1994               1,320,877   $ 11,235  $ 1,567,274     $ (829,075)


The accompanying notes are an integral part of the financial statements
                             F-4


               WORLDWIDE GOLF RESOURCES, INC.
  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
           Years ended December 31, 1995 and 1994

                                               Additional  (Deficit) Accumulated
                 Number of   Common    Treasury    Paid       For the Year Ended
                  Shares      Stock      Stock    Capital         December 31,
                ---------    ------    --------  --------   -------------------
Balance forward
January 1, 1995   1,320,877   $11,235      --    1,567,274     $(829,075)

January 17, 1995
Shares issued for
consulting fees      67,000        7       --       66,993            --

May 1, 1995
Shares issued for
cash private
placement          100,000       10        --       199,990           --

June 15, 1995
Shares issued for
purchase of
Chemline patents
and equipment      105,000       11        --       524,989          --

June 20, 1995
Shares issued for
consulting
and professional
fees              227,400       23        --       227,377           --

July 24, 1995
Shares issued for
cash - private
placement         225,000       23        --       199,977           --

September 18 1995
Shares issued for
cash -private
placement         200,000       20        --       199,980          --

October 25, 1995
Shares issued for
cash -private
placement        200,000       20        --       199,980          --

October 28, 1995
2,000 shares of
Advanced Golf
Industries, Inc.
dba Range Master
exchanged for
shares of
Worldwide Golf
Resources, Inc.   50,000       5         --      388,542          --

October 28, 1995
Shares issued for
Non-Compete Agreement
with American Turf
Manufacturing,
Inc.            150,000       15        --       37,485          --

November 13, 1995
Shares issued for
consulting and
professional
fees            43,851        4        --       43,847           --

December 19, 1995
Shares issued for
cash -private
placement      100,000       10        --       49,990           --

December 31, 1995
Shares issued for
cash -private
placement       40,300        4        --      201,496           --

8,400 shares
purchased at
cost                --       --   (58,896)        --             --

Net Consolidated
(Loss) for Year
ended December 31,
1995                --       --        --        --      (1,376,177)
                 ----------------------------------------------------
Balance as of
December 31,
1995         2,829,428   $11,387  $(58,896)  $3,907,920  $(2,205,252)
             ========================================================



        The accompanying notes are an integral part of the financial statements

            CONSOLIDATED STATEMENT OF CASH FLOWS
           Years ended December 31, 1995 and 1994

                                                      1995            1994
Cash flows from operating activities:
 Net loss............................           (1,376,177)      $(790,726)
 Adjustments to reconcile net loss to
 net cash provided by operating
 activities:
 Depreciation.......................                75,172          31,257
 Amortization.......................                20,899           1,845
 Increase in accounts receivable....              (255,177)       (101,844)
 Decrease in receivable, other......                     0          34,195
 Increase (Decrease) in interest
 receivable.........................                  (113)            165
 Increase in inventory..............              (186,968)       (411,312)
 Increase (Decrease)  in receivable,
     directors and employees........                26,299        (120,466)
 Increase (Decrease) in prepaid
     supplies.......................               (31,961)          3,719
 Increase in organization costs.....                (1,126)           (300)
 Increase in patent costs...........              (308,845)        (14,160)
 Increase in memberships............                    --          (7,850)
 Increase in deposits...............               (17,217)         (8,102)
 Increase in Goodwill...............               (18,000)             --
 Increase in Covenan Not to Compete.              (287,365)             --
 Increase in accounts payable,trade.               186,005         167,444
 Increase in payroll taxes payable..               167,151          15,728
 Increase (Decrease)in sales taxes
   payable..........................                (2,629)          4,552
 Increase (Decrease) in accrued
   expenses.........................                 9,574            (951)
 Increase in Customers' Deposits....                 2,656              --
 Increase in Current Portion of
   Notes Payable....................               146,119          37,500
 Increase (Decrease) in investors'
   loans............................                (5,000)            --
 Increase in Stockholders' Loan.....               105,032             --
 Increase in Notes Payable, Other..                  8,244             --
 Increase (Decrease) in contingent
   liability.......................                 (3,500)         3,500
                                                  ---------     ---------
     Total Change in Assets and
       Liabilities.................             (1,746,927)    (1,155,806)
                                                -----------    -----------

Cash flow from investing activities:
   Additions to fixe assets........              (583,663)      (293,973)
   Purchase of Treasury Stock......               (58,896)          --
                                                ----------     ----------
     Net cash used in investing
     activities....................              (642,559)      (293,973)
                                               -----------     ----------

Cash flows from financing activities and
issuance of common stock:
    Loans...........................              63,276        (96,166)
    Issuance of common stock........                 152          9,655
    Additional paid in capital......           2,340,646      1,498,505
    Accumulated (deficit)...........                 --          38,349
    Merger adjustment...............              39,567            --
                                              ----------     ----------
    Net cash provided by financing..          2,443,641      1,450,3436
                                              ----------     ----------

Cash and cash equivalents:
   Increase (decrease) for year....             54,155             564
   Balance, beginning of year......             11,190          10,626
                                              ---------      ---------
   Balance, end of year                        $65,345         $11,190
                                              =========      =========



The accompanying notes are an integral part of the financial statements
                             F-6

               WORLDWIDE GOLF RESOURCES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994


Note 1- HISTORY

JSL, Inc. a Delaware Corporation, was incorporated September 18, 1986, and the company was in the development stage until December 31, 1993. JSL, Inc. then merged with Infodynamx Corporation per the agreement and plan of reorganization that was effective March 21, 1994. Infodynamx Corporation was incorporated under the laws of Nevada and the Company had an advertising business of selling "Gold Coupons." On March 31, 1994, the Corporation, JSL, Inc., changed its name to Infodynamx Corporation. On April 15, 1994, Infodynamx Corporation transferred its charter from Delaware to Nevada and is presently a Nevada Corporation.

Subsequently, on April 28, 1994 Infodynamx Corporation merged with Worldwide Golf Resources, Inc. and then changed its name from Infodynamx Corporation to Worldwide Golf
Resources, Inc. on September 30, 1994.

Note 2 - SIGNIFICANT ACCOUNTING POLICIES

A summary of the company's significant accounting policies are as follows:

     Consolidation:

     The consolidated financial statements have eliminated all intercompany accounts and transactions.

     Method of Accounting:

     The Company is on the accrual basis of accounting for financial statements and income tax purposes.

     Nature of the Business:

     The Company is engaged in providing synthetic turf and range equipment to golf driving ranges and providing new products for multi-use golf training and entertainment facilities.

     Inventories:

     Inventories are stated at the lower of cost or market.

     Intangibles:

     The following is a schedule of the number of years each intangible is being written off.

               Intangible Item     Number of Years
               ---------------     ---------------
               Organization Costs      Five years
               Customer Lists          Thirty years
               Patents                 Seven years
               Memberships             Three years
               Covenant
                 Not to Compete        Fifteen years
               Goodwill                Forty years

     Property, Plant and Equipment and Depreciation:

     Property,  plant and equipment are recorded  at  cost.
     Depreciation is provided on the    straight-line method over
     the   estimated  useful  lives  of  the  respective  assets.
     Maintenance

The accompanying notes are an integral part of the financial statements
                             F-7
      and repairs are charged to expense as incurred; major renewals and betterment's are capitalized. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

     Cash Equivalents:

      For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Note 3 - MERGERS AND ACQUISITIONS

On April 28, 1994, Infodynamx Corporation merged with Worldwide Golf Resources, Inc. Infodynamx Corporation acquired 100% of the shares of common stock outstanding (100,000 shares, no par value) in exchange for 50,415 shares of Infodynamx Corporation's common stock, par value of $.0001 per share.

On December 16, 1994, Worldwide Golf Resources, Inc. acquired Tour Precision, Inc., a California corporation. Per this agreement, 120,000 shares of Worldwide Golf Resources, Inc. were exchanged for 10,000 common shares (no par value) of Tour Precision, Inc. Tour Precision, Inc. is in the business of marketing custom fit top-line golf clubs designed for golf training centers.

On December 31, 1994, Worldwide Golf Resources, Inc. acquired American Turf Manufacturing, Inc. a Georgia corporation. Per this agreement, 300,000 shares of the common stock of Worldwide Golf Resources, Inc. were exchanged for 300 common shares of American Turf Manufacturing, Inc. American Turf Manufacturing Inc. is in the business of supplying turf to driving ranges and golf courses.

On October 28, 1995, Worldwide Golf Resources, Inc. merged with Advance Golf Industries, Inc. dba Range Master, a California corporation. Per this agreement, 50,000 shares of Worldwide Golf Resources, Inc. were exchanged for 2,000 shares of Advance Golf Industries, Inc. Range Master is in the business of providing golf products and equipment to golf driving ranges.


Note - 4 LEASES

The Company has several leases for buildings and equipment as follows:

                           Monthly Rent                Term

   1.)Building lease        $1,377.20      August 1, 1993 to July 31, 1996

   2.)Building lease         3,277.77      January 1, 1995 to December 31, 2000

  3.)Building lease          1,500.00      January 1, 1995 to December 31, 1997

  4.)Equipment lease           683.00      April 1, 1994 to March 31, 1996

  5.)Truck rental              338.00      June 1 1994 to February 1, 1999




The accompanying notes are an integral part of the financial statements
                             F-8

During the year ended December 31, 1995 and 1994, rent expense was as follows:

                             1995        1994

     Rent, Buildings     $138,475      $ 43,309
     Rent, Equipment     $  1,740      $  9,537


Note 5 - RELATED PARTIES

The Company has issued stock to officers and stockholders of the Corporation for the following:

     Salaries and
      Consulting fees              $114,000      $ 21,000
     Equipment rental              $      0      $  3,600
     Equipment                     $      0      $ 25,000
     Trailer                       $      0      $ 32,000

Loans from stockholders are payable on demand with interest being accrued at eight percent. Receivables from directors and employees are due on demand.



The accompanying notes are in integral part of the financial statements