Form 10-Q
period 1996-03-31
WORLDWIDE GOLF RESOURCES INC
filed 1996-07-11
CIK 810156

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

            For the Quarter ended March 31, 1996

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         For the transition period
to

             Commission file number  33-12664-D
               WORLDWIDE GOLF RESOURCES, INC.
                    (Formerly JSL, Inc.)
   (Exact name of Registrant as specified in its charter)
                     __________________
            NEVADA                           88-0335511
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)          Identification No.)

 5230 S. Valley View, Suite E
      Las Vegas, Nevada                        89118
(Address of principal executive offices)     (Zip Code)

       Registrant's telephone number:  (702) 739-9392
                     __________________
 Securities registered pursuant to Section 12(g) of the Act:
                            None
 Securities registered pursuant to Section 12(b) of the Act:
               Common Stock, $0.0001 par value
                      (Title of class)

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ ]

 The aggregate market value of the Registrant's voting stock held  by  nonaffiliates of the Registrant at March 31,  1996 was approximately $ 3,799,102.

 The number of shares of Common Stock, $0.0001 par value, outstanding on March 31, 1996, was 3,014,428 shares, held by approximately 300 shareholders.

               WORLDWIDE GOLF RESOURCES, INC.
                      AND SUBSIDIARIES
            FOR THE QUARTER ENDED MARCH 31, 1996

INDEX

PART I. FINANCIAL INFORMATION                                 Page

 Condensed consolidated financial statements of
 Worldwide Golf Resources, Inc. and subsidiaries:

           Balance sheets at March 31, 1996
           and December 31, 1995                                2

           Statement of operations for the three months
           ended March 31, 1996 and 1995                        3

           Statement of cash flows for the three months
           ended March 31, 1996 and 1995                        4

           Notes   to   condensed  consolidated  financial
           statements                                           5

       Management's discussion and analysis of financial
       condition and results of operations                      6

PART II.   OTHER INFORMATION                                    8

      Item 1. Legal proceedings

      Item 6. Exhibits and reports on Form 8-K

SIGNATURES                                                      9


               WORLDWIDE GOLF RESOURCES, INC.
                 CONSOLIDATED BALANCE SHEET

                           ASSETS
                                                March 31,     December 31,
                                                  1996           1995
Current assets:
Cash and cash equivalents.................    $   49,910   $   65,345
Receivables, net..........................       463,725      383,090
Inventory, lower of cost or market........       622,503      598,280
Receivable, directors and
employees.................................       115,057       94,167
Receivable, other.........................         5,000        5,400
Prepaid Expenses..........................        28,067       33,242
                                               ---------    ---------
   Total current assets...................     1,284,262    1,179,524
                                               ---------    ---------
Property and equipment:
Automobiles...............................        27,842       27,842
Trailers..................................        41,002       41,002
Equipment.................................       714,812      714,812
Office equipment..........................        85,736       85,736
Signs.....................................         2,668        2,668
Leasehold improvements....................        15,814       15,814
                                               ---------    ---------
                                                 887,874      887,874
Less accumulated depreciation and
    amortization..........................       204,989      191,433
                                               ---------    ---------
Property and equipment,net................       682,885      696,441
                                               ---------    ---------
Other assets:
Customer accounts lists,net...............        22,146       22,332
Organization costs,net....................         1,355        1,438
Publishing rights.........................         7,500        7,500
Patent costs..............................       292,541      303,745
Memberships...............................            --        5,233
Deposits..................................        21,266       25,319
Goodwill..................................        20,819       21,000
Covenant Not to Compete, net of
    amortization..........................       251,635      256,103
                                               ---------    ---------
   Total other assets.....................       617,262      642,670
                                               ---------    ---------
                                              $2,584,409   $2,518,635
                                               =========    =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable, trade...................    $  362,785   $  371,549
Payroll taxes payable.....................       114,110      182,879
Sales taxes payable.......................         1,924        1,923
Accrued expenses..........................         3,873       12,574
Customer deposits.........................         3,628        2,656
Current portion, notes payable............       163,536      146,119
                                               ---------    ---------
   Total current liabilities..............       649,856      717,700
                                               ---------    ---------
Non-current liabilities
Stockholder loans.........................       131,783      137,532
Notes payable, other......................       207,390        8,244
                                               ---------    ---------
   Total non-current liabilities..........       339,173      145,776
                                               ---------    ---------
Stockholders' equity:
Common stock, $.0001 par value,
    authorized 50,000,000 shares,issued
    3,014,428 and 2,829,428 shares........        11,405       11,387
 Less:  Treasury stock....................       (33,118)     (58,896)
 Paid-in capital..........................     3,999,890    3,907,920
 Retained earnings (deficit)..............    (2,382,797)  (2,205,252)
                                              ----------   ----------
   Total stockholders' equity.............     1,595,380    1,655,159
                                              ----------   ----------
                                              $2,584,409   $2,518,635
                                              ==========   ==========

The accompanying notes are an integral part of the financial statements

               WORLDWIDE GOLF RESOURCES, INC.
            CONSOLIDATED STATEMENT OF OPERATIONS
                THREE MONTHS ENDED MARCH 31,


                                                   1996         1995
Sales, net of returns and
discounts.................................    $  579,945      571,165
 Costs of goods sold......................       427,856      401,641
                                              ----------    ---------
Gross Profit..............................       152,089      169,524
Operating Expenses:
 Selling, general and administrative......       279,612      411,162
 Depreciation and amortization............        43,945       19,909
                                              ----------    ---------
Operating income (loss)...................      (171,468)    (261,547)
Other income (expense)
 Interest expense.........................        (6,077)     (14,169)
                                              ----------    ---------
Net loss..................................     $(177,545)   $(275,716)
                                              ==========    =========
Net loss per share of common stock........     $    (.06)   $    (.18)
                                              ==========    =========
Weighted average number of shares
    outstanding...........................     2,902,761    1,504,377
                                              ==========    =========


































   The accompanying notes are an integral part of the financial statements
                              3

               WORLDWIDE GOLF RESOURCES, INC.
            CONSOLIDATED STATEMENT OF CASH FLOWS
                THREE MONTHS ENDED MARCH 31,




                                                     1996         1995
Net cash provided by (used in)
    operating activities..................     $  (349,754)  $ (172,438)
                                                 ---------    ----------
Cash flow from investing activities:
 Additions to property and equipment......              --        7,230
                                                 ---------    ---------
Net cash used in investing activities.....              --        7,230
                                                 ---------    ---------
Cash flow from financing activities:
 Proceeds from short term debt............              --        2,600
 Increase in investor loans...............         216,553       22,200
 Sale of treasury stock...................          25,778           --
 Issuance of common stock.................          91,988      133,908
                                                 ---------    ---------
      Net cash provided by
         financing activities.............         334,319      158,708
                                                 ---------    ---------
Cash and cash equivalents:
 Decrease for period......................         (15,435)      (6,500)
 Balance, beginning of period.............          65,345       11,190
                                                 ---------    ---------
Balance, end of period                          $   49,910   $    4,690
























The accompanying notes are an integral part of the financial statements

               WORLDWIDE GOLF RESOURCES, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996

1. In the opinion of Management, all adjustments necessary for a fair statement of the results for the unaudited three months ended March 31, 1996 and 1995, have been made. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.

2. Certain reclassifications have been made to prior period financial statements to conform with current period presentations.

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

Results of Operations:

Three Months Ended March 31, 1996 and March 31, 1995

The following is a review of the Company's four primary business segments, Golf Publications, Golf Club Assembly and Sales, Synthetic Turf Manufacturing, and Golf Driving Range Equipment Manufacturing. For more information regarding the acquisitions of the above business segments see the Company's 10-K filing for the period ending December 31, 1995.

Golf Publications

The publishing unit's primary product is the Las Vegas Golf Magazine which had its inaugural issue in March, 1994. Advertising Sales for the first quarter of 1996 increased $10,367 (15%) to $81,229 from $70,862 in the first quarter of 1995. Aggressive selling of subscriptions and advertising space for the magazine is being continued as management attempts to increase the publishing unit's impact on the Company's revenue. This area generated 14% of the Company's first quarter revenues.

The net loss for the first quarter of 1996 decreased $46,452 to $24,661 from $71,113 in the first quarter of 1995. The decrease in the net loss is due primarily to the increase in revenue and a reduction of general and administrative expenses.

Golf Club Assembly and Sales

Tour Precision has been relocated to the Range Master facility in Temecula, California. Tour Precision is currently inactive and had no sales for the first quarter of 1996. Tour Precision is in the process of obtaining patents on a new perimeter adjustable weighted club head, which will be introduced at the P.G.A. Golf Show in Las Vegas, Nevada in the Fall of 1996.

Synthetic Turf Manufacturing, Sales and Installation

AmericanTurf Manufacturing's Revenues for the first quarter of 1996 increased $65,084 (27%) to $309,597 from $244,513 in the  first quarter of 1995.  AmericanTurf provided 53%  of
the Company's first quarter revenues. Management expects this unit to continue to increase its revenue impact through the
addition  of  new  product lines during   the  remainder  of
fiscal year 1996.

The net loss for the first quarter of 1996 decreased $40,615 to $93,892 from $134,507 in the first quarter of 1995. The decrease is due primarily to the increase in sales and a reduction in general and administrative expenses. Management expects this unit to continue to become more profitable as the process of manufacturing and installing synthetic turf becomes more streamlined.

Golf Driving Range Equipment Manufacturing

Range Master's Revenue for the first quarter of 1996 decreased $42,735 (18%) to $189,118 from $231,853 in the first quarter of 1995. The reduction in sales was due primarily to restrictions of working capital. Range Master provided 33% of the Company's first quarter revenues.

The  net  loss  for  the  first quarter  of  1996  decreased
$7,328  to  $58,992 from $66,320 in the  first  quarter  of
1995.   The  decrease is due primarily  to  a  reduction  of
general and administrative costs.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

        As  of  March  31,  1996  the  Company  was  neither
        presently  or  expected  to  be  involved   in   any
        litigation matters.

Item 6. Exhibits and Reports on Form 8-K.

         a. There were no reports on Form 8-K filed during the three months ended March 31, 1996.

                         SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDWIDE GOLF RESOURCES, INC.        DATED: June 17, 1996


By:  /s/ KENNETH  L.   MAUL            By:  /s/ JANET E. MAUL
         Kenneth  L.   Maul                     Janet E. Maul
         Chief Executive Officer                Secretary/Treasurer
         President

    Pursuant to the requirements of the Securities  Exchange
Act of 1934, the reports has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                  Title                           Date


By:    /s/ KENNETH L. MAUL      Chairman of the Board       June 17, 1996
           Kenneth L. Maul      President

By:   /s/  JANET E. MAUL         Secretary                  June 17, 1996
           Janet E. Maul         Treasurer

By:   /s/  C. GREGORY FREY       Director                   June 17, 1996
           C. Gregory Frey