Form 10-Q
period 1996-06-30
WORLDWIDE GOLF RESOURCES INC
filed 1996-08-19
CIK 810156

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT
OF 1934
             For the Quarter ended June 30, 1996

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

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ ]

 The aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant at June 30, 1996 was approximately $ 3,799,102.

 The number of shares of Common Stock, $0.0001 par value, outstanding on June 30, 1996, was 3,014,428 shares, held by approximately 300 shareholders.

               WORLDWIDE GOLF RESOURCES, INC.
                      AND SUBSIDIARIES
      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996


INDEX


PART I. FINANCIAL INFORMATION                                    Page

      Condensed consolidated financial statements of
        Worldwide Golf Resources, Inc. and subsidiaries:


           Balance sheets at June 30, 1996
           and December 31, 1995                                   2

           Statement of operations for the three months
           ended June 30, 1996 and 1995                            3

           Statement of operations for the six months ended
           June 30, 1996 and 1995                                  4

           Statement of cash flows for the six months ended
           June 30, 1996 and 1995                                  5

           Notes to condensed consolidated financial
           statements                                              6

       Management's  discussion and  analysis  of  financial
       condition and results of operations                         7

PART II.   OTHER INFORMATION                                       9

      Item 1. Legal proceedings

      Item 6. Exhibits and reports on Form 8-K

SIGNATURES                                                        10

               WORLDWIDE GOLF RESOURCES, INC.
                 CONSOLIDATED BALANCE SHEET

                           ASSETS

                                                    June 30,    December 31,
                                                      1996          1995
                                                  ----------    -----------
Current assets:
 Cash and cash equivalents...................    $   44,562    $   65,345
 Receivables,net.............................       576,728       383,090
 Inventory, lower of cost or market..........       603,914       598,280
 Receivable, directors and employees.........        89,670        94,167
 Receivable, other...........................         5,000         5,400
 Prepaid expenses............................        22,645        33,242
                                                  ---------    ----------
   Total current assets......................     1,342,519     1,179,524
                                                  ---------    ----------
Property and equipment:
 Automobiles.................................        27,842        27,842
 Trailers....................................        41,002        41,002
 Equipment...................................       717,543       714,812
 Office equipment............................        86,164        85,736
 Signs.......................................         2,668         2,668
 Leasehold improvements......................        17,967        15,814
                                                  ---------    ----------
                                                    893,186       887,874
 Less accumulated depreciation and
      amortization...........................       220,619       191,433
                                                  ---------    ----------
 Property and equipment,net..................       672,567       696,441
Other assets:
 Customer accounts lists,net.................        21,960        22,332
 Organization costs,net......................         1,284         1,438
 Publishing rights...........................         7,500         7,500
 Patent costs................................       281,693       303,745
 Memberships.................................            --         5,233
 Deposits....................................        21,266        25,319
 Goodwill....................................        20,688        21,000
 Covenant Not to Compete, net of
   amortization..............................       247,168       256,103
                                                  ---------     ---------
Total other assets...........................       601,559       642,670
                                                  ---------     ---------
                                                 $2,616,645    $2,518,635


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable,trade.....................    $  437,585    $  371,549
 Payroll taxespayable.......................        77,267       182,879
 Sales taxes payable........................         1,924         1,923
 Accrued expenses...........................        10,110        12,574
 Customer deposits..........................        26,189         2,656
 Current portion, notes payable.............       171,201       146,119
                                                 ---------     ---------
   Total current liabilities................       724,276       717,700
                                                 ---------     ---------
Non-current liabilities
 Stockholder loans..........................       165,874       137,532
 Notes payable, other.......................       246,538         8,244
                                                 ---------     ---------
 Total non-current liabilities..............       412,412       145,776
                                                 ---------     ---------
Stockholders' equity:
 Common stock, $.0001 par value,
 authorized 50,000,000 shares,issued
 3,014,428 and 2,829,428 shares.............        11,405        11,387
 Less:  Treasury stock......................       (33,118)      (58,896)
 Paid-in capital............................     3,999,890     3,907,920
 Retained earnings (deficit)................    (2,498,220)   (2,205,252)
                                                -----------   -----------
   Total stockholders'equity................     1,479,957     1,655,159
                                                -----------   -----------
                                                $2,616,645    $2,518,635

  The accompanying notes are an integral part of the financial statements

                      WORLDWIDE GOLF RESOURCES, INC.
                  CONSOLIDATED STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED JUNE 30,


                                                       1996          1995
Sales, net of returns and
 discounts.....................................   $  619,374    $  833,637
 Costs of goods sold...........................      483,577       582,160
                                                   ---------     ---------
Gross Profit...................................      135,797       251,477
Operating Expenses:
 Selling, general and administrative...........      201,198       306,640
 Depreciation and amortization.................       43,945        47,741
                                                   ---------     ---------
Operating income (loss)........................     (109,346)     (102,904)
Other income (expense)
 Interest expense..............................       (6,077)       (9,637)
                                                   ---------     - --------
Net loss.......................................   $ (115,423)   $ (112,541)
                                                   =========     =========
Net loss per share of common stock.............   $     (.04)   $     (.07)
                                                   =========     =========
Weighted average number of shares outstanding..    3,014,428     1,654,887
                                                   =========     =========































   The accompanying notes are an integral part of the financial statements
                                       3

                         WORLDWIDE GOLF RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           SIX MONTHS ENDED JUNE 30,


                                                      1996          1995
Sales, net of returns and
discounts....................................     $1,199,318    $1,404,802
 Costs of goods sold.........................        929,432       924,968
                                                   ---------     ---------
Gross Profit.................................        269,886       479,834

Operating Expenses:
 Selling, general and administrative.........        465,168       776,635
 Depreciation and amortization...............         87,889        67,650
                                                   ---------     ---------
Operating income (loss)......................       (283,171)     (364,451)
Other income (expense)
 Interest expense............................         (9,797)      (23,805)
                                                   ---------     ---------
Net loss.....................................     $ (292,968)   $ (388,256)
                                                   =========     =========
Net loss per share of common stock...........     $     (.10)   $     <.25)
                                                   =========     =========
Weighted average number of shares
 outstanding.................................      2,952,761     1,579,632
                                                   =========     =========
































   The accompanying notes are an integral part of the financial statements

                      WORLDWIDE GOLF RESOURCES, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                        SIX MONTHS ENDED JUNE 30,




                                                         1996         1995
Net cash provided by (used in)
 operating activities.........................      $ (405,185)  $ (476,023)
                                                     ---------    ---------
Cash flow from investing activities:
 Additions to property and equipment..........              --     <368,773)
                                                     ---------    ---------
      Net cash used in investing activities...              --     (368,773)
                                                     ---------    ---------
Cash flow from financing activities:
 Proceeds from short term debt................              --      102,600
 Increase in investor loans...................          266,636      42,600
 Sale of treasury stock.......................           25,778          --
 Issuance of common stock.....................           91,988     700,177
                                                      ---------    --------
      Net cash provided by financing
         activities...........................          384,402     845,377
                                                      ---------    --------
Cash and cash equivalents:
 Increase (decrease) for period...............          (20,783)        581
 Balance, beginning of period.................           65,345      11,190
                                                      ---------    --------
Balance, end of period                               $   44,562   $  11,771
                                                      =========    ========























    The accompanying notes are an integral part of the financial statements

                       WORLDWIDE GOLF RESOURCES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of Management, all adjustments necessary for a fair statement of the results for the unaudited three months and six months ended June 30, 1996 and 1995, have been made. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.

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


Results of Operations:


Three Months Ended June 30, 1996 and June 30, 1995

The following is a review of the Company's four primary business segments, Golf Publications, Golf Club Assembly and Sales, Synthetic Turf Manufacturing, and Golf Driving Range Equipment Manufacturing. For more information regarding the acquisitions of the above business segments see the Company's 10-K filing for the period ending December 31, 1995.

Golf Publications

The publishing unit's primary product is the Las Vegas Golf Magazine which had its inaugural issue in March, 1994. Advertising Sales for the second quarter of 1996 increased $6,083 (7%) to $93,759 from $87,676 in the second quarter of 1995. This area generated 16% of the Company's second quarter revenues.

The net loss for the second quarter of 1996 decreased $5,029
to  $7,119 from $12,148 in the second quarter of 1995.   The
decrease in the net loss is due primarily to a reduction of general and administrative expenses.

Golf Club Assembly and Sales

Tour Precision has been relocated to the Range Master facility in Temecula, California. Tour Precision had minor sales in the second quarter of 1996. Tour Precision is in the process of designing and obtaining patents on a new perimeter adjustable weighted club head, as management attempts to reposition the company in the golf club market.

Synthetic Turf Manufacturing, Sales and Installation

AmericanTurf Manufacturing's revenues for the second quarter of 1996 decreased $108,601 (25%) to $327,236 from $435,837 in the second quarter of 1995. The decrease in revenue is due to several sales contracts being delayed as customers are behind schedule on the construction of their ranges. Revenues are expected to increase during the remainder of 1996 as construction begins on these ranges.

The net loss for the second quarter of 1996 increased $6,382 to $61,566 from $55,184 in the second quarter of 1995. The increase is due primarily to the decrease in sales as noted above. Management expects this unit to become profitable during the remainder of 1996 as revenues increase.

Golf Driving Range Equipment Manufacturing

Range Master's revenue for the second quarter of 1996 decreased $95,994 (39%) to $149,443 from $245,437 in the second quarter of 1995. The decrease in revenue was primarily due to restrictions of working capital. The company has made arrangements for additional working capital, and revenue is expected to increase as the company is introducing three new products at the PGA Show this fall. Range Master provided 26% of the Company's second quarter revenues.

The  net  loss  for  the second quarter  of  1996  increased
$45,438  to  $63,376 from $17,938 in the second  quarter  of
1995.   The  increase is due primarily  to the reduction  in
revenues.



Six Months Ended June 30, 1996 and June 30, 1995


Golf Publications

Advertising sales for the first six months of 1996 increased
$20,820  (14%)  to $174,988 from $154,168 in the  first  six months of 1995. This area generated 14% of the Company's second quarter revenues.

The net loss for the first six months of 1996 decreased $51,481 to $31,780 from $83,261 in the first six months of 1995. The decrease in the net loss is due primarily to the increase in revenue and a reduction of general and administrative expenses.


Synthetic Turf Manufacturing, Sales and Installation

AmericanTurf Manufacturing's revenues for the first six months of 1996 decreased $43,517 (6%) to $636,833 from $680,350 in the first six months of 1995. AmericanTurf provided 55% of the Company's first six months of revenues. As noted above Management expects this unit's revenue to increase during the remainder of 1996.

The net loss for the first six months of 1996 decreased $34,233 to $155,458 from $189,691 in the first six months of 1995. The decrease is due primarily to a reduction in general and administrative expenses. Management expects this unit to become profitable by the end of the year as revenues increase.


Golf Driving Range Equipment Manufacturing

Range Master's revenue for the first six months of 1996 decreased $138,729 (29%) to $338,561 from $477,290 in the first six months of 1995. As noted above, the decrease in revenues was primarily due to restrictions of working capital. Range Master provided 29% of the Company's revenue over the first six months of 1996.

The  net  loss  for the first six months of  1996  increased
$38,109 to $122,368 from $84,258 in the first six months  of
1995.   The  increase  is due primarily  to a  reduction  of
revenues.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

        As   of  June  30,  1996  the  Company  was  neither
        presently  or  expected  to  be  involved   in   any
        litigation matters.

Item 6. Exhibits and Reports on Form 8-K.

         a. There were no reports on Form 8-K filed during the six months ended June 30, 1996.

                         SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDWIDE GOLF RESOURCES, INC.     DATED:   August 9, 1996


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


              Signature                  Title              Date


By:    /s/  KENNETH L. MAUL    Chairman of the Board      August 9,1996
            Kenneth L. Maul    President

By:   /s/   JANET  E.  MAUL    Secretary                  August 9,1996
            Janet E. Maul      Treasurer

By:   /s/   C. GREGORY FREY    Director                   August 9,1996
            C. Gregory Frey