Form 10-Q
period 1996-09-30
WORLDWIDE GOLF RESOURCES INC
filed 1996-12-20
CIK 810156

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q
(Mark One)
[X  ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT
OF 1934
          For the Quarter ended September 30, 1996

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

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ ]

 The aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant at September 30, 1996 was approximately $ 3,556,259.

 The number of shares of Common Stock, $0.0001 par value, outstanding on September 30, 1996, was 3,952,748 shares, held by approximately 300 shareholders.

               WORLDWIDE GOLF RESOURCES, INC.
                      AND SUBSIDIARIES
   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

INDEX

PART I. FINANCIAL INFORMATION                                   Page

      Condensed consolidated financial statements of
        Worldwide Golf Resources, Inc. and subsidiaries:

           Balance sheets at September 30, 1996
              and December 31, 1995                              2

           Statement  of  operations for the  three  months
           ended September 30, 1996 and 1995                     3

           Statement of operations for the nine months ended
           September 30, 1996 and 1995                           4

           Statement of cash flows for the nine months ended
           September 30, 1996 and 1995                           5

           Notes   to   condensed  consolidated  financial
           statements                                            6

       Management's  discussion and  analysis  of  financial
       condition and results of operations                       7

PART II.   OTHER INFORMATION                                     9

      Item 1. Legal proceedings

      Item 6. Exhibits and reports on Form 8-K

SIGNATURES                                                      10

               WORLDWIDE GOLF RESOURCES, INC.
                 CONSOLIDATED BALANCE SHEET

                           ASSETS

                                                  September 30,   December 31,
                                                     1996             1995
                                                --------------  -------------
Current assets:
 Cash and cash equivalents.................         $   99,951     $   65,345
 Receivables,net...........................            400,021        383,090
 Inventory, lower of cost or market........            522,231        598,280
 Receivable, directors and employees.......                  0         94,167
 Receivable, other.........................              5,000          5,400
 Prepaid expenses..........................              7,856         33,242
                                                   -----------      ---------
   Total current assets....................          1,035,059      1,179,524
                                                   -----------      ---------
Property and equipment:
 Automobiles...............................             20,942         27,842
 Trailers..................................             11,014         41,002
 Equipment.................................            751,720        714,812
 Office equipment..........................             31,689         85,736
 Signs.....................................              2,668          2,668
 Leasehold improvements....................             17,829         15,814
                                                    ----------     ----------
                                                       835,862        887,874
 Less accumulated depreciation and
      amortization.........................            275,553        191,433
                                                    ----------     ----------
 Property and equipment, net...............            560,309        696,441
                                                    ----------     ----------
Other assets:
 Customer accounts lists, net..............                  0         22,332
 Organization costs, net...................              1,213          1,438
 Publishing rights.........................                  0          7,500
 Patent costs..............................            270,845        303,745
 Memberships...............................                 --          5,233
 Other.....................................             14,910         25,319
 Goodwill..................................             20,557         21,000
 Covenant Not to Compete, net of
   amortization............................            242,700        256,103
                                                    ----------     ----------
   Total other assets......................            550,225        642,670
                                                    ----------     ----------
                                                    $2,145,593     $2,518,635
                                                    ==========     ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable, trade...................         $  354,995     $  371,549
 Payroll taxes payable.....................             81,100        182,879
 Sales taxespayable........................              1,960          1,923
 Accrued expenses..........................              2,847         12,574
 Customer deposits.........................             19,954          2,656
 Current portion, notes payable............            487,938        146,119
                                                     ---------     ----------
   Total current liabilities...............            948,794        717,700
                                                     ---------     ----------
Non-current liabilities
 Stockholder loans.........................            301,899        137,532
 Notes payable, other......................                  0          8,244
                                                     ---------     ----------
   Total non-current liabilities...........            301,899        145,776
                                                     ---------     ----------
Stockholders' equity:
 Common stock, $.0001 par value,
 authorized 50,000,000 shares,issued
 3,952,748 and 2,829,428 shares............             11,405         11,387
 Less:  Treasury stock.....................            (12,932)       (58,896)
 Paid-in capital...........................          4,042,860      3,907,920
 Retained earnings (deficit)...............         (3,146,433)    (2,205,252)
                                                    ----------     ----------
   Total stockholders' equity..............            894,900      1,655,159
                                                    ----------     ----------
                                                    $2,145,593     $2,518,635
                                                    ==========     ==========

The accompanying notes are an integral part of the financial statements

               WORLDWIDE GOLF RESOURCES, INC.
            CONSOLIDATED STATEMENT OF OPERATIONS
              THREE MONTHS ENDED SEPTEMBER 30,


                                                         1996          1995
Sales, net of returns and
  discounts......................................    $ 658,835        596,942
 Costs of goods sold.............................      400,588        405,739
                                                     ---------      ---------
Gross Profit.....................................      258,247        191,203

Operating Expenses:
 Selling, general and administrative.............      421,526        397,103
 Depreciation and amortization...................       47,584         31,808
 Writedown of equipment and other assets.........      433,102             --
                                                    ----------      ---------
Operating income (loss)..........................     (643,965)      (237,708)
Other income (expense)
 Interest expense................................       (4,248)       (10,238)
                                                    ----------      ---------
Net loss.........................................   $ (648,213)    $ (247,946)
                                                     =========      =========
Net loss per share of common stock...............   $     (.19)    $     (.13)
                                                     =========      =========
Weighted average number of shares outstanding....    3,485,868      1,940,396
                                                     =========      =========

































The accompanying notes are an integral part of the financial statements

               WORLDWIDE GOLF RESOURCES, INC.
            CONSOLIDATED STATEMENT OF OPERATIONS
               NINE MONTHS ENDED SEPTEMBER 30,


                                                         1996          1995
Sales, net of returns and discounts...............  $ 1,858,153   $ 2,001,744
Costs of goods sold...............................    1,330,020     1,330,707
                                                      ---------    ----------
Gross Profit......................................      528,133       671,037
Operating Expenses:
 Selling, general and administrative..............      886,694     1,173,738
 Depreciation and amortization....................      135,473        99,458
 Writedown of equipment and other assets..........      433,102            --
                                                      ---------    ----------
Operating income (loss)...........................     (927,136)     (602,159)
Other income (expense)
 Interest expense.................................      (14,045)      (34,043)
                                                      ---------     ---------
Net loss..........................................   $ (941,181)   $ (636,202)
                                                      =========     =========
Net loss per share of common stock................   $     (.30)   $     <.33)
                                                      =========     =========
Weighted average number of shares outstanding.....    3,160,797     1,940,396
                                                      =========     =========
































The accompanying notes are an integral part of the financial statements

               WORLDWIDE GOLF RESOURCES, INC.
            CONSOLIDATED STATEMENT OF CASH FLOWS
               NINE MONTHS ENDED SEPTEMBER 30,




                                                         1996         1995
Net cash provided by (used in)
 operating activities.........................     $ (674,283)    $ (840,491)
Cash flow from investing activities:
 Additions to property and equipment..........             --       (260,629)
                                                    ---------      ---------
      Net cash used in investing activities...             --       (260,629)
Cash flow from financing activities:
 Proceeds from short term debt................             --         45,000
 Increase in investor loans...................        156,123          4,429
 Sale of treasury stock.......................         25,778             --
 Issuance of common stock.....................        526,988      1,087,854
                                                    ---------      ---------
      Net cash provided by financing
        activities............................        708,889      1,137,283
                                                    ---------      ---------
Cash and cash equivalents:
 Increase (decrease) for period...............         34,606         36,163
 Balance, beginning of period.................         65,345         11,190
                                                    ---------      ---------
 Balance, end of period                            $   99,951     $   47,353
                                                    =========      =========























The accompanying notes are an integral part of the financial statements

               WORLDWIDE GOLF RESOURCES, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of Management, all adjustments necessary for a fair statement of the results for the unaudited three months and nine months ended September 30, 1996 and 1995, have been made. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.

2. In the third quarter of 1996, the Company recorded a writedown of equipment and other assets of $433,102, consisting principally of a provision to adjust the carrying values of idle and underperforming assets to estimated net realizable values. The provision was based on a periodic review of Company assets to determine whether there had been a permanent decline in the value of any assets due to manufacturing productivity improvement, refinements in strategic direction, or a decline in market value.

3.    Certain  reclassifications have  been  made  to  prior
      period  financial statements to conform   with current
      period presentations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Financial Condition

Liquidity and Capital Resources:

The company has been seeking additional funds to be used for working capital. Currently, the company is not able to fill all sales orders due to restrictions in working capital. Management has reached an agreement for additional working capital to be injected into the company the first part of 1997.

Results of Operations:

Three Months Ended September 30, 1996 and September 30, 1995

The following is a review of the Company's four primary business segments, Golf Publications, Golf Club Assembly and Sales, Synthetic Turf Manufacturing, and Golf Driving Range Equipment Manufacturing. For more information regarding the acquisitions of the above business segments see the Company's 10-K filing for the period ending December 31, 1995.

Golf Publications

The publishing unit's primary product is the Las Vegas Golf Magazine which had its inaugural issue in March, 1994. Advertising Sales for the third quarter of 1996 decreased $73,336 (60%) to $49,776 from $123,112 in the third quarter of 1995. The decrease in revenue is due primarily to the Golf Guide which was published in the third quarter of 1995. The next publication of the Golf Guide will be in 1997. This area generated 7% of the Company's third quarter revenues.

The net loss for the third quarter of 1996 increased $10,694
to  $19,360 from $8,666 in the third quarter of  1995.   The
increase in the net loss is due primarily to the decrease in revenues.

Golf Club Assembly and Sales

Tour Precision has been relocated to the Range Master facility in Temecula, California. Tour Precision liquidated its remaining inventory in the third quarter of 1996. Tour Precision's loss in the third quarter of 1996 was $258,813.

Synthetic Turf Manufacturing, Sales and Installation

AmericanTurf Manufacturing's revenues for the third quarter of 1996 increased $267,420 (98%) to $540,685 from $273,265 in the third quarter of 1995. Revenues are expected to continue to increase during the remainder of 1996.

The net loss for the third quarter of 1996 decreased $81,832 to $73,383 from $155,215 in the third quarter of 1995. The decrease is due primarily to the increase in sales. Management expects this unit to continue to become more profitable during the remainder of 1996 as revenues increase.

Golf Driving Range Equipment Manufacturing

Range Master's revenue for the third quarter of 1996 decreased $69,484 (41%) to $100,521 from $170,005 in the
third  quarter  of  1995.   The  decrease  in  revenues  was
primarily due to restrictions of working capital. The company is currently negotiating an agreement for additional working capital to be injected into the company the first part of 1997.

The net loss for the third quarter of 1996 increased $58,218 to $121,380 from $63,162 in the third quarter of 1995. The increase is due primarily to the reduction in revenues. In addition to Range Master's operating loss there was also a writedown of Golf Auto Tee equipment which resulted in a loss of $93,857.



Nine Months Ended September 30, 1996 and September 30, 1995

Golf Publications

Advertising  sales  for  the  first  nine  months  of   1996
decreased  $86,680 (28%) to $224,764 from  $311,444  in  the first nine months of 1995. This area generated 12% of the Company's revenues.

The  net  loss  for the first nine months of 1996  decreased
$32,121 to $59,806 from $91,927 in the first nine months  of
1995.   The decrease in the net loss is due primarily  to  a
reduction of general and administrative expenses.


Synthetic Turf Manufacturing, Sales and Installation

AmericanTurf Manufacturing's revenues for the first nine months of 1996 increased $223,903 (23%) to $1,177,518 from
$953,615 in the first nine months of 1995. AmericanTurf provided 64% of the Company's first nine months of revenues. As noted above Management expects this unit's revenue to increase during the remainder of 1996.

The  net  loss  for the first nine months of 1996  decreased
$116,065 to $228,841 from $344,906 in the first nine months of 1995. The decrease is due primarily to the increase in revenues.


Golf Driving Range Equipment Manufacturing

Range Master's revenue for the first nine months of 1996 decreased $208,213 (32%) to $439,082 from $647,295 in the first nine months of 1995. As noted above, the decrease in revenues was primarily due to restrictions of working capital. Range Master provided 24% of the Company's revenue over the first nine months of 1996.

The net loss for the first nine months of 1996 increased $96,328 to $243,748 from $147,420 in the first nine months of 1995. The increase is due primarily to the reduction in revenues. In addition to Range Master's operating loss there was also a writedown of Golf Auto Tee equipment which resulted in a loss of $93,857.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

In the fourth quarter of 1995, Worldwide, as part of its acquisition of Range Master, assumed certain obligations of Range Master, inclusive of a $300,000 debt to Golftek, Inc., which was represented by a Stipulated Judgment. Pursuant to the agreement, Worldwide paid Golftek $50,000 in cash and $250,000 in Worldwide stock, which stock Worldwide would have repurchased at the option of Golftek, Inc. Due to the price of Worldwide's stock in December of 1995, a dispute arose over the payoff by Worldwide and the election by Golftek to receive cash in lieu of stock. The parties have since amended their agreement whereby the debt obligation will be paid in cash rather than stock, with $65,000 paid down in November, 1996, and $15,000 per month thereafter until paid in full.


Item 6. Exhibits and Reports on Form 8-K.

         a. There were no reports on Form 8-K filed during the nine months ended September 30, 1996.

                         SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDWIDE GOLF RESOURCES, INC.DATED:  December 19, 1996


By: /s/   GERALD  LEVINE        By: /s/ MARIE A. LEVINE
          Gerald  Levine                Marie A. Levine
   Chief Executive Officer           Secretary/Treasurer


    Pursuant to the requirements of the Securities  Exchange
Act of 1934, the reports has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                  Title              Date


By: /s/ GERALD LEVINE    Chairman  ofthe Board    December 19, 1996
        Gerald Levine    Chief Executive Officer

By: /s/ MARIE A. LEVINE  Secretary                December 19, 1996
        Marie A. Levine  Treasurer