Form 10-K
period 1996-12-31
WORLDWIDE GOLF RESOURCES INC
filed 1997-05-19
CIK 810156

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

              FORM 10-K

[X]   ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)OF  THE
SECURITIES EXCHANGE  ACT OF 1934

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
SECURITIES  EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 1996

 Commission File Number: 33-12664-D

   WORLDWIDE GOLF RESOURCES, INC.
        (Formerly JSL, Inc.)
(Exact name of registrant as specified in its charter)

     Nevada                                       88-033551
(State  or  other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                    Identification No.)

     23 Cactus Garden Drive, Suite F23
     Henderson, Nevada                            89014
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number including area code: (800) 624-1647

Securities registered pursuant to Section 12(b) of the Act:
                None

Securities registered pursuant to Section 12(g) of the Act:
   Common Stock, $0.0001 par value
  (Title of Class)

     Indicate by check mark whether the registrant (a)
has filed all reports required to be filed by Section 13 pr 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes    X         No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to  this Form 10-K.  [     ]

     The aggregate market value (the average bid and asked prices) of the voting stock held by non-affiliates of the registrant on December 31, 1996, was approximately
$6,215,305.00. The number of shares of Common Stock, $0.0001 par value, outstanding on December 31, 1996, was 3,946,748 shares, held by approximately 152 shareholders.

               PART I

ITEM 1.   BUSINESS

(a) General

Worldwide Golf Resources, Inc. (The "Company") is engaged in several golf-related ventures, including the manufacture and installation of synthetic turf for use in driving ranges, as well as other applications (American
Turf, Inc.); the manufacture and sale of golf driving range equipment as well as the manufacture and sale of an underground automatic golf ball teeing device
(Advance Golf Systems, Inc.  d/b/a Range Master); an
18 hole golf course and club house in Monitoba, Canada, (Pelican Beach Country Club); the ownership of a periodic golf magazine in the Las Vegas, Nevada market; and the manufacture and sale of tour-quality golf clubs (Tour Precision, Inc.). The Company also acquired certain Patent rights from the inventor (Patent
Issued) as listed below in the Patents, Copyrights, Trademarks and Trade Secrets section of this item. A more detailed description of the Company's various business segments is found in the Financial
Information About Industry Segments and Narrative
Description of Business sections below.

The Company's current organization was accomplished
through a successful merger and acquisition program
that started in 1994.   JSL, Inc. (the original company
incorporated in Delaware on September 18, 1986 and Infodynamx Corporation merged in spring of 1994.
JSL, Inc. was the surviving entity, it adopted the Infodynamx name. The new corporation began operations on April 1, 1994. The surviving company then merged with Worldwide Golf Resources, Inc. (of
Colorado). Again, although Infodynamx was the surviving entity, the company elected to utilize the name recognition of Worldwide Golf Resources and therefore adopted the name. Prior to the merger, Infodynamx had transferred its domicile to the State of Nevada. Thus, the combined companies are now a Nevada Corporation.

Subsequent to the merger activities above, the company was party to two acquisition efforts during 1994. On
December 16, 1994, the Company acquired 100% of the common stock of Tour Precision, Inc. of California in a stock-for-stock exchange. After this, on December
31, 1994, the Company completed the acquisition of %100 of the common stock of American Turf
Manufacturing, Inc., a Georgia Corporation, in a stock-for-stock exchange.

During fiscal year 1995 the Company was successful in negotiating additional acquisitions. On June 15, 1995 the Company acquired Chem-Line of Georgia, Inc. and Ana-Tex of Rome, Inc. in exchange for stock. On
October 28, 1995, the Company was successful in acquiring 100% of the common stock of Advanced Golf
Systems, Inc. d/b/a Range Master in a stock-for-stock exchange.

During 1996, the Company liquidated the inventory of Tour Precision. The Company is currently seeking financing to manufacture a new series of golf clubs designed by Tour Precision.

Change in Management. In December 1996, there was a change in the Board of Directors of the Company.
Kenneth Maul, Janet Maul and G. Vance Cartee, resigned as directors, and Gerald H. Levine, Marie A.
Levine and Seyed Torabian were elected by the remaining board. In January of 1997, Srini Chary, M.D.
and Mahmood Shahsavar were elected to the Board of Directors.

On January 22, 1997, the Company purchased 100% of
the issued and outstanding shares of 2671914
Monitoba, Ltd. for 6,160,000 treasury shares.  2671914
Monitoba, Ltd., a Canadian Corporation, owns as its sole asset the real property generally described as the Pelican Beach Golf and Country Club, located at Gimli,
Monitoba, Canada.  Pelican Beach Golf and Country
Club is an 18 hole golf course which was completed in 1996. Pelican Beach is currently completing the 12,000 square foot clubhouse which will serv as a year round family amusement center and restaurant. The grand opening is scheduled for July 1, 1997.

A Regulation S Placement Memorandum was initiated on January 25, 1997, $1.5 Million USD to be used for working and expansion capital for American Turf
Manufacturing and Range Master divisions, and for expansion of the Pelican Beach Golf and Country Club.
The Regulation S Placement Memorandum is 1,500,000
Units at $1.00 per Unit. Each Unit is comprised of one common share of stock and one common stock warrant.
The warrant has an exercisable price of $2.00 per share at any time prior to April 1, 1998. The warrants are subject to redemption by the company at $.50 per Warrant, at any time during the first six months after the date of this memorandum and prior to their expiration, on 30 days's prior written notice to the holders of the Warrants.

The Company's principal executive offices are located at 23 Cactus Garden Drive, Suite F23, Henderson,
Nevada; telephone: (800) 624-1647.

(b)Financial Information About Industry Segments.

The company in 1996 was engaged in four primary business segments in golf-related product industries; the publication of golf periodicals/video cassettes, the manufacturing and sale of golf driving range equipment, the manufacturing and installation of synthetic turf at driving ranges, and the manufacturing and sale of golf clubs. Respectively, the segments accounted for 14%, 24%, 61%, and 1% of the Company's total revenues for the fiscal year ended
December 31, 1996. It is expected that the manufacturing and sale of golf driving range equipment and synthetic turf will continue to provide the majority of the Company's revenue until the completion of Pelican Beach Golf Course.

Expanded information on each of the operating segments and their respective markets is set forth in the following section, Narrative Description of Business.

( c) Narrative Description of Business.

Golf Publications

Operations. The Company's Publications segment is engaged in the publication of the Las Vegas Golf
Magazine ("LVGM"), the annual Las Vegas Golf Guide
("Guide"), and the instructional golf video Golf Tips for Desert Play ("Video"). During 1996, due to limited working capital, the Company sales of these products were minimal. The Company now plans on reestablishing the publishing of the Las Vegas Golf
Magazine again in late 1997.

Marketing. The Guide, LVGM and Video will be marketed through but not limited to, Las Vegas Hotels and Casinos, Golf Courses, Restaurants, and Lounges.

Strategy.  The near-term strategy of the Golf
Publication segment is to expand the circulation of the Las Vegas Golf Magazine, increase the average number of pages per publication, thereby increasing both the subscription revenue potential as well as the advertising revenue generation. Longer-term plans may include testing the potential of the magazine's formula in other golfing intensive markets around the country.
Supplementary business ventures such as providing vacation packages to the Southwest are being reviewed for potential broadening of the segment's revenue base.

Golf Driving Range Equipment Manufacturing, Sales and Installation

Operations. The golf driving range equipment manufacturing, sales and installation is effected through Advances Golf Systems, Inc. d/b/a Range Master of
Temecula, California. Range Master has over 20 years experience in the golf driving range industry and has set the standard in manufacturing range equipment and accessories. Range Master's line of automated ball management components can be configured to meet any volume demand of a driving range operation. Range
Master golf ball pickers, ball washers, dispensers, vehicles and custom designed equipment is renowned as some of the best in the industry. Range Master systems provide accurate and timely sales data, security and accountability. Installation of Range Master equipment has yielded dramatic reductions in labor expense, while eliminating excessive wear on the golf balls.

Marketing. Range Master markets it product's through a distributorship network that encompasses the United
States, Canada and several Asian countries.  Range
Master promotes its products through the golf publications segment of the Company, advertising in golf-related trade magazines and through displays at the major trade shows/conventions. Further, testimonials from previous clients and word-of-mouth prove valuable in the promotion of the product lines and complements its line with the very best products form other major manufactures.

Strategy.  Range Master will incorporate the Golf Auto
Tee operations (described in detail below) and introduce it under its existing golf automation management systems to further enhance its product lines. The company will also review opportunities to expand its dealership network into new markets.
Additionally, the company may use its sales network to market other other companies product's on a pass-through percentage basis in addition to exploring other acquisitions.

Synthetic Turf Manufacturing, Sales and Installation

Operations. The synthetic turf manufacturing, sales and installation is conducted through American Turf
Manufacturing, Inc. ("American Turf") of Rome,
Georgia. American Turf is one of the country's largest and fastest growing suppliers of synthetic turf to golf driving ranges, golf courses, baseball ranges, tennis courts, soccer and other athletic fields. The landing area turf is complimented by target greens and visual sand and water hazards, with grass-like playability for driving ranges. American Turf also provides Turf Tee
Lines, Fiber Golf Mats, Putting Greens, Turf Tennis courts, and Golf Cart Path Covers. Additional applications for the synthetic turf and associated products are outlined in the strategy section below. The development of synthetic or artificial turf surfaces provides new opportunities in the construction and development of driving ranges in those regions which experience variances in climate, such as arid climate or drought, excessive or heavy rainfall and/or grass disease. Synthetic turf is "community friendly" as it does not require any fertilizing, fungicides or pesticides.
Since water scarcity is becoming a more significant issue in many regions, synthetic turf may become the only avenue in which governmental authorities will grant a permit for building a new golf driving range.

Marketing. American Turf promotes its products through Range Master's sales representatives as well as through trade shows/conventions, industry orientated publications and word of mouth.

Creative synthetic turf design applications and state-of-the-art construction techniques in conjunction with Range Master products will ensure a growing market share.

Strategy.  More than 6 million square feet of synthetic
turf has been installed at more than 20 ranges in the
United States and as far as South Korea.  The popularity
of using synthetic turf is rapidly growing, and so is
American Turf, which is currently moving into a much
larger facility in order to handle the increasing
demands.  American Turf has installed more ranges and
square footage of synthetic turf than competitors.   It
lists major corporations such as Golden Bear, Family
Golf Centers, American Golf Corp. and other leading range owners. American Turf will continue to look to broadening its product lines and will look to new applications for synthetic turf, such as commercial and home landscaping. The company is also looking to expand its manufacturing capacity and further capitalize on economies of scale and vertical integration. To this end, American Turf acquired the assets of Ana-Tex of Rome, Inc. ("Ana-Tex") and Chem-Line of Georgia,
Inc. ("Chem-Line"), companies which concentrate their efforts in artificial turf and rubber products manufacturing and sales. Agreements were reached with both Ana-Tex and Chem-Line on June 15, 1995 wherein the Company acquired 100% of the assets of each company in exchange for 105,000 shares of stock.

Golf Club Assembly and Sales

Operations. The custom golf club assembly and sales is conducted through the Tour Precisiontm ("Tour
Precision") segment.

During 1996, the inventory of Tour Precision was liquidated and production stopped. The Company is seeking additional financing at this time to continue manufacturing a new series of clubs under the Tour
Precision name.

Automatic Golf Ball Teeing Device Manufacturing
Sales

Operations. The manufacturing and sale of the automatic golf ball teeing device will be done through the Golf Auto Tee segment, located within the Range
Master's new facility in Temecula, California.  Golf
Auto Tee is America's first fully automatic underground golf ball teeing mechanism. Various volumes (up to several hundred) golf balls are loaded into a large receptacle and gravity-fed to the mechanized tee. Special light sensors detect when the teed ball has been struck, whereby the teeing mechanism drops below the turf surface and returns with a new ball in position.

Marketing. The teeing system will be marketed to golf training facilities and driving ranges, individual golf courses, hotels, resorts and general recreation centers.
As with the other segments, the golf publications of the Company assist in the marketing effort of the Golf Auto
Tee product lines. In addition, the Company has, at this printing, three demonstration trailers which can be set up at golfing tournaments, golf courses and other sports events. As the product develops further, coin/bill acceptors can be made available as well as credit card mechanisms.

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

Principal Customers and Backlog.

Golf Publications

The Las Vegas Golf Magazine had previously been distributed to approximately 120 locations in the Southern Nevada area, including the majority of the large hotels and casinos in Las Vegas.

Golf Driving Range Equipment Manufacturing, Sales and Installation

At April 10, 1997, Range Master had approximately
$125,000 in backlogged equipment orders, which will be completed over the next two months.

Range Master has sold equipment and/or services to American Golf, Golden Bear, Faily Golf, J.C. Resorts,
Merriott Resorts, PGA West, Metro Golf and Bvenion
Tree in Japan.

Synthetic Turf Manufacturing, Sales and Installation

Through 1996, in slightly more than two years of existence, American Turf has installed more ranges and square footage in synthetic systems than most other competitors. It lists major corporations such as Golden
Bear, Family Golf Centers, American Golf Corp. and other leading ranges among its customers. More than 56,000,000 square feet of synthetic turf systems has been installed at more then 20 ranges in the United
States and South Korea in this short time, and this business continues to grow each year as these systems are seen by more and more range operators as a means of eliminating operating costs and increasing customer traffic as golfers tend to frequent the newer range concepts.

Golf Club Assembly and Sales

At present Tour Precision is not manufacturing pending the design of new generation hi-tech club heads and shafts.

Raw Materials.

Raw materials used in the manufacturing of the business segments are available from a large number of competitive suppliers. Therefore, the Company believes that no single vendor would pose any material adverse risk either as to price or supply of raw material.

Industry Conditions.

The growth in Golf-related spending around the world is rising at a phenomenal rate. In 1994, U.S. golfers spent $5 billion on equipment and apparel alone. There are now 25 to 30 million golfers in the United States and with the baby boomers moving into the golf-playing age and with the youth and minorities these numbers should escalate. The Asian markets are even more impressive. Fortune magazine estimates that over 38% of the Japanese households owns a set of golf clubs and spends an average of $1,500 a year on golf.
Management believes that the opportunities for company growth will continue into the 2000

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

There are numerous and well-known manufacturers and providers of golf clubs. Tour Precision hopes to re-enter the market place with their new design.

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

Las Vegas Golf Magazine       USA            CR                    12/08/93

The Las Vegas Golf Guide      USA            CR                    12/08/93

Tour Precision, Inc.          USA            TM                    12/08/93

Golf Auto Tee                 USA            P      P#5,351,964    12/08/93

Golf Auto Tee                 USA            TM                    12/08/93

Auto Tee Jr.                  USA            P      S#60/013,154   03/11/96

Airball                       USA            P      Pat Pending    12/02/96

Growth Strategy

WorldWide Golf Resources will continue its rapid growth and expansion of its manufacturing and distribution capabilities primarily through vertical integration techniques, such as future acquisitions, steady expansion of products and services, and aggressive marketing. The Company's goal is to become the largest sole source supplier of goods and services in the golf driving range and related sports industries throughout North America and the Asian markets.

WorldWide Golf Resources is a major exhibitor at the PGA and other sports related exhibitions. WorldWide
Golf also advertises in trade magazines, and mailings consolidating its various divisions in order to minimize the expense and maximize its exposure.

Employees

As of December 31, 1996, the Company employed approximately 3 management employees in the State of Nevada, 9 employees in the State of Georgia and 11 employees in the State of California. None of such employees is covered by a collective bargaining agreement. The Company believes that its relationship with its employees is satisfactory.

Recent Developments.

On January 22, 1997, the Company purchased 100% of
the issued and outstanding shares of 2671914
Monitoba, Ltd. for 6,160,000 treasury shares.  2671914
Monitoba, Ltd., a Canadian Corporation, owns as its sole asset the real property generally described as the Pelican Beach Golf and Country Club, located at Gimli,
Monitoba, Canada.  The Pelican Beach Golf and
Country Club 18 hole golf course, with the exception of the club house, was completed in 1996 and has been a financial success from the start. The clubhouse which is scheduled for completion in July, 1997, will be a family orientated amusement center with games, entertainment, restraunts and a cocktail lounge, with video lottery machines and off-track horse race betting.
The clubhouse was designed by SAM Architecture of Winnipeg, will have a value of $22 million. Pelican
Beach will be open year round with winter activities including cross country skiing and snow moiling.
Pelican Beach is a public facility.

A Regulation S Private Placement Memorandum was initiated on January 25, 1997, which raised $1.5 Million to be used for working and expansion capital for American Turf Manufacturing and Range Master divisions, and for expansion of the Pelican Beach Golf and Country Club which includes the club house. The
Regulation S Placement Memorandum offered
1,500,000 Units at $1.00 per Unit. Each Unit is comprised of one common share of stock and on common stock warrant. The warrant has an exercisable price of $2.00 per share at any time prior to April 1, 1998. The warrants are subject to redemption by the company at $.50 per Warrant, at any time during the first six months after the date of this memorandum and prior to their expiration, on 30 days's prior written notice to the holders of the Warrants.


ITEM 2.   PROPERTIES

The following table sets forth information regarding the Company's leased properties:

                                                                Annual
                                              Building          Rental
Location            Use                       Square Feet       Payments

Las Vegas, NV       Corporate Office, golf    250               $3,000.00
                    Publications

Temecula, CA        Range equipment           12,000            $68,099.00
                    And golf club
                    Manufacturing

Rome, GA            Synthetic Turf            15,200            $18,000.00
                    Manufacturing


ITEM 3.   LEGAL PROCEEDINGS

     The Company is not Presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against the Company which may materially affect the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the Company's fiscal year ended December 31, 1996.



PART II

ITEM 5.   MARKET   FOR  REGISTRANT'S
          COMMON  EQUITY  AND
          RELATED STOCKHOLDER
          MATTERS

     The Company's Common Stock is traded in the
over-the-counter securities market through the National
Association of Securities Dealers Automated Quotation
Bulletin Board System, under the NASDAQ symbol
GOFR.  The following table sets forth the quarterly
high  and  low  bid  prices for the Company's Common
Stock during the last two fiscal years  of  the  Company,
as reported by the National Quotations Bureau.   The
quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


                    1996                1995
               High      Low       High      Low

     1st Quarter     $3.625   $2.00          $6.25           $5.75
     2nd Quarter     $2.625   $1.875         $7.25           $6.38
     3rd Quarter     $2.1875  $1.75          $7.50           $6.75
     4th Quarter     $2.3125  $1.00          $7.25           $3.06

     Note: The Company started trading on July 27, 1994

As of December 31, 1996, the Company had approximately 152 shareholders of the 3,946,748 shares outstanding.

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

ITEM 6.   SELECTED FINANCIAL DATA

The selected financial information presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for the years ended December 31,
1995 and December 31, 1994 has been derived from the financial statements of the Company, such financial statements have been audited by Janet Loss, independent certified public accountant. The selected financial information should be read in conjunction with the Consolidated Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of
Operations.

                                        Fiscal Years Ended December 31,

                                       1996          1995           1994
Statement of Operations Data:
  Revenue:
Sales, net of returns and discounts    $ 2,215,665   $ 2,272,795    $1,127,477
  Costs of goods sold                    1,461,764     1,883,181       888,416
                                       -----------   -----------    ----------

     Total:                                753,901       389,614       239,061
                                        ==========    ==========     =========

          Operating Expenses:
Selling, general and administrative      1,581,315     1,721,321       867,455
                                        ---------   ------------     ---------

     Total:                              1,581,315     1,721,321       867,455
                                        ==========   ===========     =========

Operating income (loss)                   (827,414)   (1,331,707)     (628,394)
Other Income (expense)
  Interest Expense.                        (18,077)      (39,827)     (167,559)
  Interest Income                              685         4,929         5,227
  Other Income                               -             2,250          -
  Loss on Sale of Treasury Stock          (433,102)      (11,822)         -
Loss before income taxes                (1,277,908)   (1,376,177)     (790,726)
  Income Taxes                                -             -             -
Net Income (Loss):                      (1,277,908)   (1,376,177)     (790,726)
                                        ----------   -----------     ---------
Net loss per share of common stock            (.29)        (0.62)         (.93)
                                        ==========   ===========     =========

                                             As of December 31,

Balance Sheet Data:                    1996          1995             1994
Cash and cash equivalents              $   14,803   $   65,345        $ 11,190
Net working capital                       137,852      461,824         468,625
Total Assets                            2,317,320    2,518,635         999,258
Total Stockholder's Equity                940,603    1,655,159         749,434

     Note:     As of May 1, 1997, the Company
               successful completed an offering which
               generated $1.5 million dollars.  The
               proceeds will be utilized for ongoing
               working capital needs of the Company.

ITEM 7.   MANAGEMENT'S   DISCUSSION
          AND  ANALYSIS  OF   FINANCIAL
          CONDITION AND RESULTS OF
          OPERATIONS


Financial Condition

Liquidity and Capital Resources

Under the previous management, for the past year the company had suffered from a lack of working capital which slowed growth and profitability. The present management has completed a $1.5 Million Regulation S
Private Placement Memorandum with funds to be distributed to the company's various subsidiaries. With this Regulation S Memorandum being completed in May of 1997, the company has finalized plans for the completion of the Pelican Beach Country Club which will host restraunts, lounges, a video arcade, off track betting and video lottery in this 12,000 square foot facility. This year-round facility will seek revenues from the local hunting, fishing and skiing tourist. The
Company has also leased new facilities in Temecula, California, for its Range Master Division. This new facility has over 6 acres to build a driving range which will serve as a revenue stream as well as a showcase for the products of WorldWide Golf Resources.

Loss Carry Forward

The Company has a loss carry forward for years 1994, 1995, and 1996 of (790,726), (1,376,177) and
(1,277,908). This loss carry forward will provide the Company with an offset against future revenues.

Results of Operations

Fiscal 1996 Compared with Fiscal 1995

The following is a review of the Company's publishing unit (in existence since 1994), as well as Tour Precision and American Turf Manufacturing which were added after the third quarter of fiscal 1994, and Advanced
Golf Systems Inc. d/b/a Range Master of Temecula,
California acquired in 1995.

Golf Publications.

The publishing unit's primary product is the Las Vegas
Golf Magazine. Advertising Sales for fiscal year 1996 decreased $27,605 (7%) to $320,685 from $348,290 in fiscal year 1995.  Las Vegas Golf Magazine contributed
14% of the Companies total revenues in 1996.

The net loss for fiscal 1996 increased $27,645 to $208,811 from $181,166 in 1995. The increase in the net loss is due primarily to the increase in administrative expenses. The Company has discontinued operations at this time to revamp the magazines format to cover a wider audience nationwide.

Golf Club Assembly and Sales

Tour Precision had been relocated to the Range Master facility in Temecula, California in 1996. Sales for fiscal 1996 declined from fiscal 1995, falling to $16,638 from $112,360 in 1995. Tour Precision contributed 1% of the Company's total revenues.

The net loss for fiscal 1996 decreased $106,482 to $242,173 from $348,655 in fiscal 1995. The decrease is due primarily to a reduction of sales and an increase in management expenses. The Company has stopped manufacturing the golf clubs at this time but plans to introduce an new club design as soon as financing is obtained.

Synthetic Turf Manufacturing, Sales and Installation.

American Turf Manufacturing's Revenues for fiscal
1996 increased $279,113 (25%) to $1,357,403 from
$1,078,290 in fiscal 1995.  American Turf provided
61% of the Company's fiscal 1996 revenues.
Management expects this unit to keep increasing its impact on the Companies revenues in 1997.

The net loss for fiscal 1996 decreased $392,164 to $56,503 from $448,667 in fiscal 1995. The decrease is due primarily to lower management and operational expenses. Management expects this unit to become more profitable as the manufacturing and installation of synthetic turf become more streamlined and the Company receives larger contracts.

Golf Driving Rang Equipment Manufacturing.

Range Master Revenue for fiscal 1996 decreased
$217,462 to $520,939 from $738,401 in 1995.  Range
Master provided 24% of the Company's fiscal 1995 revenues. Management expects this unit's revenue to increase as management of the company continues to aggressively market the range equipment and working capital is more available.

The net loss for fiscal 1996 was $337,317 increasing from $397,688 in 1995. The increase in loss is due to increased cost of goods.

Fiscal 1995 Compared with Fiscal 1994

The Company's fundamental business and composition has changed so dramatically from fiscal year 1994 to fiscal year 1995 that a review on a strictly consolidated basis is not as useful as a review of the progress of the Company's business lines that remained and which were subsequently added in fiscal 1994 and fiscal 1995.
Therefore the following is a review of the Company's publishing unit (in existence in 1994), as well as Tour
Precision and American Turf Manufacturing which were added after the third quarter of fiscal 1994. Also, as noted above, the Company was successful in acquiring Advanced Golf Systems inc. d/b/a Range
Master of Temecula, California. This acquisition was completed on October 28, 1995.

Golf Publications.

The publishing unit's primary product in fiscal year
1995 and 1994 was the Las Vegas Golf Magazine which had its inaugural issue in May, 1994.
Advertising Sales for fiscal year 1995 increased
$159,220 (84%) to $348,290 from $189,070 in fiscal
year 1994. Management is working to increase the publishing unit's impact on Revenues by initiating a program to aggressively sell the magazine, which prior to March of 1995 had been offered free to the retail customer. Efforts also will continue to increase the magazines subscription base through special programs for subscribers to the magazine. Combined with the holding company, this area generated 15.3% of the Company's fiscal year 1995 revenues.

The net loss for fiscal 1995 decreased $193,760 to $181,166 from $374,926 in 1994. The decrease in the net loss is due primarily to the increase in revenue and a reduction of general and administrative expenses.

Golf Club Assembly and Sales

Tour Precision was a turn-around opportunity acquired in late 1994 with which Management is working toward a near term return to profitability. Tour Precision has been relocated to the Range Master facility in Temecula, California. This will enable the company to cross utilize its personnel and equipment resources.
Sales for fiscal 1995 declined from fiscal 1994, falling
$124,887 (53%) to $112,360 from attempting to
reposition Tour Precision in the golf club market.  In
1995 Tour Precision contributed 5% of the Company's total revenues.

The net loss for fiscal 1995 increased $35,768 to $348,655 from $312,887 in fiscal 1994. The increase is due primarily to a reduction of sales and an increase in expenses as management repositions the company into the golf club market.

Synthetic Turf Manufacturing, Sales and Installation.

American Turf Manufacturing's Revenues for fiscal
1995 increased $464,213 (75.6%) to $1,078,290 from
$614,077 in fiscal 1994.  American Turf provided
47.3% of the Company's fiscal 1995 revenues.
Management expects this unit to increase its revenue impact through the addition of new product line during fiscal year 1996.

The net loss for fiscal 1995 increased $345,758 to $448,667 from $102,909 in fiscal 1994. The increase is due primarily to low profit margins on sales as the company establishes itself in the driving range market.
Management expects this unit to become more profitable as the manufacturing and installation of synthetic turf become more streamlined.

Golf Driving Range Equipment Manufacturing.

Range Master Revenue for fiscal 1995 was $738,401.
Range Master provided 32.4% of the Company's fiscal
1995 revenues. Management expects this unit's revenue to continue to increase as management of the company continues to aggressively market the range equipment. The net loss for fiscal 1995 was $397,688.
Management expects this unit to become profitable in 1996 as sales of range equipment increases.


ITEM 8.   FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA

See Index to Financial Statements and Financial
Statement Schedules appearing on page F-1 through F-20 of this Form 10-K

ITEM 9.   CHANGES IN AND
          DISAGREEMENTS WITH
          ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL
          DISCLOSURE

On February 25, 1997, Janet Loss, C.P.A., P.C. was terminated as the independent auditor of the company.
On February 25, 1997, the Company reached an agreement with William L. Clancy, CPA, whereby
William L. Clancy was engaged to act as the Company's auditor, commencing with the Company's audit for the fiscal year ending December 31, 1996.
The principal accountant's report on the Company's financial statements for either the past two (2) years has not contained either an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to an uncertainty, audit scope or accounting principles. The change in accountants was approved by the Board of Directors of the Company. During the registrant's two most recent fiscal years and subsequent interim period up to the date of the change of accountants, there were no disagreements with the former accountants on any matters of accounting principles or practices, financial statement disclosure, or auditions, scope or procedures.


              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE
OFFICERS OF THE REGISTRANT

Change in Management. In December 1996, there was a change in the Board of Directors of the Company.
Kenneth Maul, Janet Maul and G. Vance Cartee, resigned as directors, and Gerald H. Levine, Marie A.
Levine and Seyed Torabian were elected by the remaining board. In January of 1997, Srini Chary, M.D.
and Mahmood Shahsavar were elected to the Board of Directors.

NAME AND ADDRESS                     AGE       POSITION HELD-RELATIONSHIP

Mac Shahsavar                        40        Chairman of the Board
23 Cactus Garden Drive, Suite F23              & Director
Henderson, Nevada 89014

Shrini Chary                         52        Director
23 Cactus Garden Drive, Suite F23
Henderson, Nevada 89014

Gerald Levine                        64        Principal Executive
23 Cactus Garden Drive, Suite F23              Officer, President
Henderson, Nevada 89014                        & Director

Marie Levine                         50        Principal Financial
23 Cactus Garden Drive, Suite F23              Officer, Principal
Henderson, Nevada   89014                      Accounting Officer,
                                               Treasurer/Secretary
                                               & Director

Andrew J.  Rafkin III                51        Director
42380 Rio Nedo
Temecula, California 92590

Seyed Torabian                       40        Director
23 Cactus Garden Drive, Suite F23
Suite E
Henderson, Nevada 89014

Mac Shahsavar, Chairman of the Board, Director, and
Chief Executive Officer of the Company. Mr.
Shahsavar is currently President and CEO of National
Health Care Systems, a NASDAQ listed company.
National Health Care Systems is a provider of medical supplies. Prior to serving as President of National
Health Care Systems, Mr. Shahsavar was President and
CEO of Excelco Systems, Inc..

Srini Chary, Dr. Srini Chary, a Director of the
Company, is currently President of Insoca, Inc., a Canadian investment company. Dr. Chary is currently practicing medicine in Canada.

Gerald Levine, President and Director of the Company.
Mr. Levine is President of C.E.C. Industries, Corp., a
Nasdaq (OTC) company. Mr. Levine graduated from
John Carroll University, Cleveland, Ohio, with a degree in Business Administration. Mr. Levine was Executive
Vice President of Lincoln Automotive and Lincoln
Bearing from 1955 to 1970. From 1970 to 1979 he was
President and Chief Operations Officer of Cle-Ware
Industries which purchased Rayco Industries, building sales to over 90 million and employing approximately
3,000 workers. From 1979 to 1988, Mr. Levine operated Centrun Consulting Corp. Working with companies seeking merger partners. In 1988, Mr.
Levine became President of On Target Sports
Selections, a computerized Line Service. In November of 1990, On Target Sports completed a reverse merger with American Jet Holdings, Inc., later changing the names of the corporation to O.T.S. Holdings, Inc.

Marie Levine, Secretary/Treasurer and Director of the
Company. Mrs. Levine is also Chief Financial Officer and Secretary/Treasurer of C.E.C. Industries Corp.
(Nasdaq-OTC) Mrs. Levine worked for the University of Nevada at Las Vegas Computing Center from 1972 to 1977. From 1977 to 1988, Mrs. Levine operated privately held companies including property management and bookkeeping services. In 1988 she became involved with the automation of the On Target
Sports Selections computerized system, and became
Secretary/Treasurer of O.T.S. Holdings, Inc., (Nasdaq-OTC).

Seyed Torabian, Director of the Company. Mr.
Torabian is Executive Vice President of National
Health Care Systems. Prior to his position with National Health Care Systems, Mr. Torabian was
President of Paymon Trading, Inc., an importer, wholesaler and distributor of gifts and souvenir products in Western Canada.

Andrew J. Rafkin,  is the Chief Operating Officer of
Worldwide Golf Resources, Inc.  Mr. Rafkin joined the
Company in October, 1995 with the acquisition of Range Master. Mr. Rafkin served as President of Range
Master and will continue in that capacity. Mr. Rafkin graduated from the University of California -
Dominguez Hills with a Bachelors of Business
Administration and a Bachelors of Science degree in Economics in 1971. From 1971 to 1973, Mr. Rafkin graduated a Management Training course at Security
Pacific Bank as a Commercial Loan Officer, rising to a position of Assistant Manager. From 1973 to 1974, Mr.
Rafkin served as a Manager for Imperial Bank. During
1974 to 1978 was the concurrent President and Owner of American Copy Products (a distributor of office supplies) and International Marketing, Manufacturing and Consulting Services. From 1977 to present, Mr.
Rafkin has been  the President and Owner of Palos
Verdes Security Systems, Inc./South Coast Alarm
Systems. From 1990 to present, Mr. Rafkin has served as a Director and Loan Committee Chairman at Bay
City National Bank. In 1994, Mr. Rafkin obtained his current position as President of Range Master.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

                    Fiscal                               Long-term
                    Year      Annual Compensation        Compensation
Name and            Ending                  Other                   All Other
Principal Position  Dec. 31   Salary   Bonus     Annual  Options  Compensation

Kenneth L. Maul     1996       6,000   -------   ------  --------  ---------
    Chairman and    1995      60,000   -------   ------  --------  ---------
    CEO             1994      60,000   -------   ------  --------  ---------
                    1993      60,000   -------   ------  --------  ---------

Janet E. Maul       1996       1,200   --------  ------  -------   ---------
    Secretary and . 1995      20,400   --------  ------  -------   ---------
    Treasurer       1994      20,400   --------  ------  -------   ---------
                    1993      20.400   --------  ------  -------   ---------

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

Compensation Committee Interlocks and Insider
Participation

The Board of Directors does not have a Compensation
Committee. During fiscal 1995 and up to this filing, the Board of Directors, through the Prior Chairman of the Board, Mr. Kenneth L. Maul, reviewed and approved the compensation of the Company's executive officers.
Mr. Maul served as Chief Executive Officer of the
Company since its inception through December 1996.

Board of  Director's Report on Executive
Compensation

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

As overall policy, however, the Board continues to believe that long-term compensation tied to the creation of stockholder value should constitute a significant component of the compensation to be earned by its executive officers. In this respect, it will be the Board's policy to attempt to restrain base cash compensation (subject to competitive pressures), while providing the incentive for Management to increase stockholder value by providing such officers with significant numbers of market-price stock that will not confer value upon the officers unless and until the Company's share price rises. The Bard of Directors expects that stock options will constitute a significant component of the compensation package provided to executive officers.

The Board believes that cash bonuses are, at times, appropriate based upon the performance of the Company's business compared to its internal expectations and general business conditions.

ITEM 12.  SECURITY OWNERSHIP OF
          CERTAIN BENEFICIAL OWNERS
          AND           MANAGEMENT

Security Ownership of Certain Beneficial Owners and
Management as of December 31, 1996

                                             Amount and Nature of    Percent of
     Name and Address of Beneficial Owner    Beneficial Ownership    Class

     Global Environmental, Inc.              491,000                 12%
     C/O Alvin B.  Green
     16601 Ventura Blvd, 4th Floor
     Encino, CA

     Andy Rafkin                             150,000                 3%

     Officer & Directors
     (as a group 6 persons)                  150,000                 3%


ITEM 13.  CERTAIN RELATIONSHIPS AND
RELATED TRANSACTIONS

The Company has received loans from related parties, Kenneth & Janet Maul, Former Directors, Andrew
Rafkin III, Director, & Global Medical Distributors,
Inc.  in the sum of $63,594, $40,899, & $326,000
respectively.

On January 22, 1997, the Company purchased 100% of the issued and outstanding shares of 2671914 Manitoba, Ltd. for 6,160,000 treasury shares. 2671914 Manitoba,
Ltd., a Canadian Corporation, owns as its sole asset the real property generally described as the Pelican Beach
Golf and Country Club, located at Gimli, Manitoba,
Canada. Pelican Beach Golf and Country Club is an 18 hole golf course which was completed in 1996. Pelican
Beach is currently completing the 12,000 square foot clubhouse which will serv as a year round family amusement center and restaurant. The grand opening is scheduled for July 1, 1997.

Mac Shahsavar, a director of the Company, is the controlling shareholder of 3422488 Manitoba Ltd., the corporation selling 100% of its interest in 2671914
Manitoba Ltd., which corporation owns the Pelican
Beach Golf and Country Club, to the Company.

A Regulation S Placement of $1.5 million USD was completed in May of 1997, for the purposed of working capital and the completion of the Pelican Beach Golf and Country Club.

ITEM  14. EXHIBITS, FINANCIAL
          STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

(a)  Documents filed as part of  this Report

     1.   Financial Statements:

          A.   INDEX TO CONSOLIDATED
FINANCIAL STATEMENTS


     1.     Independent Auditors
            Report..........................................F-1

     2.     Independent Auditors
            Report..........................................F-2

     3.     Financial Statements:

          Consolidated Balance Sheet at December
          31, 1996 and 1995.................................F-3 & F-4

          Consolidated Statements of Operations for
          the Years ended
          December 31,1996, 1995 and 1994...................F-5

          Consolidated Statement of Stockholders
          Equity for the Years ended
          December 31,1996, 1995 and 1994...................F-6 through F-10

          Consolidated Statement of Cash Flows for
          the Years ended
          December 31,1996, 1995 and 1994...................F-11 to F-12

          Notes to Consolidated Financial Statements........F-13 to F-20

     All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     2.   During the fiscal year 1996, the
          Company filed the following  8-Ks.

               None.

     3. Subsequent to the end of the fiscal year, the Company filed the following reports on Form 8-K

               Election of a new Board of
               Directors and the resignation of 4
               Directors (8-K filed on January
               1, 1997).

               Agreement dated January 22,
               1997 between WWG and
               3422488 Manitoba Ltd &
               2671914 Manatoba Ltd.. (8-K
               filed on February 11, 1997).

               Change in Accountants, Dated
               February 25, 1997 (8-K filed on
               April 11, 1997).

             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDWIDE GOLF RESOURCES, INC.                    DATED: May 14, 1997



By:/s/Gerald Levine                     By:/s/Marie A.  Levine
       Gerald Levine                       Marie A. Levine
President & Principal Executive Officer    Principal Financial Officer &
                                           Principal Accounting Officer

     Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature             Title                                   Date



/s/Gerald H.  Levine  President, Principal Executive Officer  May 14, 1997
Gerald H. Levine      & Director



/s/Marie A.  Levine   Principal Financial Officer, Principal  May 14, 1997
Marie A. Levine       Accounting Officer & Director


/s/Seyed Torabian     Director                                May 14, 1997
Seyed Torabian


/s/Andrew Refkin      Director                                May 14, 1997
Andrew Refkin.


/s/Srini Chary        Director                                May 14, 1997
Srini Chary


                      Chairman of the Board & Director        May 14, 1997
Mahmood Shahsavar

OFFICERS                                                    AUDITORS
Gerald H. Levine -- President & Chief Executive Officer     William Clancy
Marie A. Levine - Principal Financial Officer               Phoenix, Arizona
Mahmood Shahsavar - Chairman of the Board

DIRECTORS
Gerald H. Levine
Las Vegas, NV

Marie A. Levine
Las Vegas, NV

Seyed Torabian
Toronto, Canada

Andrew Refkin                 REGISTRAR & TRANSFER AGENT
Temecula, CA                  American Securities Transfer & Trust, Inc.
                              938 Quail Street, Suite 101
Srini Chary                   Lakewood, CO 80215-5513
Saskatoon, Canada
                              NASDAQ SYMBOL
Mac Shahsavar                 GOFR
Winnepeg, Canada




                                 ANNUAL MEETING

                         August 5th, 1997 -- 9:00 a.m.
                                       At
                                  Country Inn
                                  1990 Sunset
                            Henderson, Nevada 89014

                              26th Place
                              2601 East Thomas Road    PH:    602-266-2646
Clancy and Co.  PLLC          Suite 110           FAX: 602-224-9496
Certified Public Accountants  Phoenix, AZ 85016
                              E-MAIL:CLANCYPPLLC@AOL.COM






    INDEPENDENT AUDITORS' REPORT




Board of Directors
Worldwide Golf Resources, Inc.
Las Vegas, NV 89118

We have audited the accompanying consolidated balance sheet of Worldwide Golf Resources, Inc. (the Company), as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the consolidated financial statements provides a reasonable basis for our opinion.


In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.





/s/William Clancy
Clancy and Co., P.L.L.C.
Phoenix, Arizona
May 12, 1997

 Janet Loss, C.P.A., P.C.
 9101 East Kenyou Avenue, Site 2000
 Denver, Colorado 80237
 (303) 220-0227



Board of Directors
Worldwide Golf Resources, Inc.
5230 South Valley View Boulevard, Suite E
Las Vegas, Nevada 89118

We have audited the accompanying Consolidated Balance
Sheet of Worldwide Golf Resources, Inc.  as of December
31, 1995 and 1994, and the related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for the years ended December 31, 1995 and 1994.

We conducted our audit in accordance with generally accepted accounting standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We belie that our audit provides a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Worldwide Golf Resources, Inc. as of December 31,
1995 and 1994, and the results of its operations and its cash flow for the years ended December 31,1995 and 1994.

/s/ JANET LOSS, C.P.A., P.C.

Janet Loss, C.P.A., P.C.

May 6, 1996

   WORLDWIDE GOLF RESOURCES, INC.
     CONSOLIDATED BALANCE SHEET
      DECEMBER 31, 1996 AND 1995







                                     ASSETS
                                         1996              1995
Current Assets
  Cash and Cash Equivalents              $     14,803      $    65,345
  Accounts Receivable, Trade                  384,877          406,337
Less Allowance for Doubtful Accounts           (2,050)         (23,247)
  Net Receivables                             382,827          383,090
  Inventory, Lower of Cost or Market          575,062          598,280
  Receivable, Directors and Employees          89,237           94,167
  Receivable, Other                             5,000            5,400
  Prepaid Expenses                             12,315           33,242
  Total Current Assets                      1,079,244         1,179,524
                                            ---------         ---------

Property and Equipment
  Equipment                                   801,978           786,324
  Office Equipment                             96,605            85,736
  Leasehold Improvements                       14,379            15,814
                                               ------            ------
                                              912,962           887,874
  Less Accumulated Depreciation              (261,238)         (191,433)
                                             --------          --------
  Net Property and Equipment                  651,724           696,441


Other Assets
  Intangible Assets, Net                      542,422           617,351
  Deposits                                     43,930            25,319
  Total Other Assets                          586,352           642,670
                                              -------           -------
  Total Assets                              $2,317,320        $2,518,635
                                            ==========        ==========

   The accompanying notes are an integral part of these financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                         1996              1995
Current Liabilities
  Accounts Payable                           548,024           371,549
  Bank Overdraft                              32,461
  Other Current Liabilities                  113,475           200,032
  Notes Payable, Current Portion             247,432           125,302
                                             -------           -------
  Total Current Liabilities                  941,392           696,883

Long Term Liabilities
  Stockholders' Loans                        430,493           158,349
  Notes Payable                                4,832             8,244
                                               -----             -----
  Total Long Term Liabilities                435,325           166,593
                                             -------           -------
  Total Liabilities                        1,376,717           863,476

Stockholders' Equity
  Common Stock  $.0001 Par Value,
    Authorized 50,000,000 Shares;
    Issued  3,946,748 at December
    31,1996 and 2,929,428 Shares at
    December 31, 1995                            395               293
  Less Treasury stock, 1,140 Shares
    at December 31, 1996 and 8,400
    Shares at December 31, 1995 at Cost       (7,990)          (58,896)
    Additional Paid-in Capital             4,431,358         3,919,014
  Accumulated Deficit                     (3,483,160)       (2,205,252)
                                          ----------        ----------
    Total Stockholders' Equity               940,603         1,655,159
                                             -------         ---------
Total Liabilities and Stockholders'
  Equity                                 $ 2,317,320       $ 2,518,635
                                         ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                         WORLDWIDE GOLF RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995


                                         1996               1995


Sales, Net of Returns and Discounts      $ 2,215,665        $ 2,272,795


Cost of Goods Sold                         1,461,764          1,883,181
                                           ---------

Gross Profit                                 753,901            389,614


Operating Expenses
   Selling, General and Administrative     1,581,315          1,721,321

Operating (Loss)                            (827,414)        (1,331,707)


Other Income (Expense)
  Interest Expense                           (18,077)           (39,827)
   Interest Income                               685              4,929
   Other Income                                    0              2,250
   Miscellaneous                             (11,822)
   Write down of Equipment                  (433,102)                 0
                                             --------           -------
                                             (450,494)          (44,470)

  Loss) Before Income Taxes               (1,277,908)        (1,376,177)
Income Taxes                                       0                  0
                                          ----------         ----------

Net (Loss)                               $(1,277,908)       $(1,376,177)
                                         ===========        ===========

Net (Loss) per Share of Common Stock     $     (0.29)       $     (0.62)
                                         ===========        ===========
   The accompanying notes are an integral part of these financial statements.

                         WORLDWIDE GOLF RESOURCES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                           Common Stock             Additional    Accumulated     Treasury Stock
                        Shares          Amount      Paid In       Deficit         Shares   Amount      Total
                                                    Capital
Balance - December
   31, 1993             13,376,000      $    1,338  $  44,011     $(38,349)                $           $    7,000

98,215,000 Shares
  of JSL, Inc.
  Exchanged for
  250,000 Shares of
  Infodynamx Corp.      98,215,000      9,821       166,324                                            176,145

200:1 Reverse
  Stock Split
  March  1994           (111,033,045)   (11,103)    11,103                                             0

100,000 of
  Worldwide Golf
  Resources, Inc.
  Exchanged for
  50,415 Shares of
  Infodynamx Corp.      50,415          5                                                              5

 Shares Issued for
  Legal Services        5,500                       20,369                                             20,369

Shares Issued for
  Cash, Private
  Placement             66,500          7           150,283                                            150,290

Shares Issued
  for Services
  and Rent              19,240          1           24,599                                             24,600

Shares Issued for
   Legal Services       1,000                       3,500                                              3,500

Shares Issued for
  Services              30,000          3           89,998                                             90,001

Shares Issued for
  Services              12,400          2           56,998                                             57,000

Shares Redeemed
  from Shareholder      (13,733)        (1)         (41,198)                                           (41,199)

   The accompanying notes are an integral part of these financial statements.

                         WORLDWIDE GOLF RESOURCES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             Common Stock           Additional    Accumulated     Treasury Stock
                        Shares          Amount      Paid In       Deficit         Shares   Amount      Total
                                                    Capital
300 Shares of
  American Turf
  Manufacturing, Inc.
  Exchanged 300,000
  Shares of Worldwide
  Golf Resources Inc.   300,000         30          118,627                                            118,657

10,000 Shares of Tour
  Precision, Inc.
  Exchanged for
  120,000 Shares
  of Worldwide Golf
  Resources, Inc.       120,000         12          1,995                                              2,007

100,000 Shares Issued
  to Cosmon Precision
  Casting Corp.
  for Debt              100,000         10          568,775                                            568,785

Private Placements
  in 1994               72,600          7           362,993                                            363,000

Consolidated (Loss)
  Year Ended
  December 31, 1994                                               (790,726)                            (790,726)
                        -----           -----       ---------     --------        -----    ------      --------

Balance -
  December 31,
  1994                  1,320,877       132         1,578,377     (829,075)       0        0           749,434

January 17, 1995
  Shares Issued for
  Consulting Fees       67,000          7           66,993                                             67,000

May 1, 1995
  Shares Issued for
  Cash - Private
  Placement             100,000         10          199,990                                            200,000

The accompanying notes are an integral part of these financial statements.

                         WORLDWIDE GOLF RESOURCES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             Common Stock           Additional    Accumulated     Treasury Stock
                        Shares          Amount      Paid In       Deficit         Shares   Amount      Total
                                                    Capital
 June 15, 1995
  Shares Issued for
  Purchase of
  Chemline Patents
  and Equipment         105,000         11          524,989                                            525,000

June 20, 1995
  Shares Issued for
  Consulting and
  Professional Fees     227,400         23          227,377                                            227,400

July 24, 1995
  Shares Issued for
  Cash - Private
  Placement             225,000         23          199,977                                            200,000

September 19,
  1995 Shares Issued
  for Cash - Private
  Placement             200,000         20          199,980                                            200,000

October 25, 1995
  Shares Issued for
  Cash - Private
  Placement             200,000         20          199,980                                            200,000

October 28, 1995
  2,000 Shares of
  Advanced Golf
  Industries, Inc.
  dba Range Master
  Exchanged for
  Shares of
  Worldwide Golf
  Resources, Inc.       50,000          5           388,542                                            388,547

October 28, 1995
  Shares Issued for
  Non-Compete
  Agreement with
  American Turf
  Manufacturing, Inc.   150,000         15          37,485                                             37,500

   The accompanying notes are an integral part of these financial statements.

                         WORLDWIDE GOLF RESOURCES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             Common Stock           Additional    Accumulated     Treasury Stock
                        Shares          Amount      Paid In       Deficit         Shares   Amount      Total
                                                    Capital
November 13,
  1995 Shares Issued
  for Consulting and
  Professional Fees     43,851          3           43,848                                             43,851

December 19,
  1995 Shares Issued
  for Cash - Private
  Placement             100,000         10          49,990                                             50,000

December 31,
  1995 Shares Issued
  for Cash - Private
  Placement             40,300          4           201,496                                            201,500

8,400 Shares
  Purchased
  at Cost                                                                         (8,400)  (58,896)    (58,896)

Consolidated
  (Loss)
   Year Ended
  December 31,
   1995                                                           (1,376,177)                          (1,376,177)
                        -----           -----       ---------     ---------       ------   -------     ----------
Balance -
  December 31,
  1995                  2,829,428       283         3,919,024     (2,205,252)     (8,400)  (58,896)    1,655,159

January 31, 1996
  Shares Issued for
  Cash                  100,000         10          49,990                                             50,000

February 4, 1996
  Shares Issued for
  Cash                  141,900         14          91,974                                             91,988

April 4, 1996
  Shares Issued for
  Cash                  650,000         65          236,299                                            236,364

September 24,
  1996 Shares
  Issued for Cash       150,000         15          149,985                                            150,000

   The accompanying notes are an integral part of these financial statements.

                         WORLDWIDE GOLF RESOURCES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                            Common Stock            Additional    Accumulated     Treasury Stock
                        Shares          Amount      Paid In       Deficit         Shares   Amount      Total
                                                    Capital
During 1996
  Shares Issued
  for Cash              75,420          8           9,205                                              9,213

During 1996
  Treasury Shares
  Sold                                              25,788                                             25,788

Cost of Treasury
  Shares Sold
  During 1996                                       (50,907)                      7,260    50,907      0

Consolidated
  (Loss)
  Year Ended
  December 31,
  1996                                                            (1,277,908)                          (1,277,908)
                        -----           -----       ----------    ----------      ------   -------     ----------

Balance -
  December 31,
  1996                  3,946,748       $395        $4,431,358    $(3,483,160)    (1,140)  $(7,990)    $940,603
                        =========       ====        ==========    ===========     ======   =======     ========

The accompanying notes are an integral part of these financial statements.

                         WORLDWIDE GOLF RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                    1996           1995

Cash Flows from Operating Activities
  Net Loss                                          (1,277,908)    (1,376,177)
   Adjustments to Reconcile Net Loss
     to Net Cash Provided by
     Operating Activities
     Depreciation                                   71,775         75,172
     Amortization                                   74,929         20,899
      Changes in Assets and Liabilities
      (Increase) Decrease in Accounts Receivable    263            (255,177)
      (Increase) Decrease in Receivable, Other      400            0
      (Increase) Decrease in Inventory              23,218         (186,968)
      (Increase) Decrease in Receivables,
         Directors and Employees                    4,930          26,299
     (Increase) Decrease in Prepaid Expenses        20,927        (32,074)
     (Increase) Decrease in Deposits               (18,611)       (17,217)

    (Increase) in Intangible Assets                 0              (615,336)
    Increase (Decrease) in Accounts Payable         176,475        186,005
    Increase (Decrease) in Bank Overdraft           32,461
    Increase (Decrease) in Other Current
         Liabilities                                (86,557)       176,752
    Increase (Decrease) in Contingent Liability                    (3,500)
                                                    -------        ------
    Total Adjustments                               300,210        (625,145)
                                                    -------        --------
    Net Cash Used by Operating Activities           (977,698)      (2,001,322)

Cash Flows from Investing Activities
    Property and Equipment Purchases                (27,058)       (583,663)
                                                    -------        --------
    Net Cash Used in Investing Activities           (27,058)       (583,663)

Cash Flows from Financing Activities
     Issuance of common stock                       563,352        2,281,902
     Merger Adjustment                                             39,567
     Loan Proceeds                                  147,936        212,639
     Stockholder Loans                              272,144        105,032
     Payments on Loan Proceeds                      (29,218)
                                                    -------        -------
     Net Cash Provided by Financing Activities      954,214        2,639,140


Increase (Decrease) in Cash and Cash Equivalents    (50,542)       54,155

Balance, Beginning of  Year                         65,345         11,190
                                                    ------         ------

Balance, End of Year                                14,803         65,345

   The accompanying notes are an integral part of these financial statements.

                         WORLDWIDE GOLF RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                    1996           1995

Supplemental Information


Cash Paid for:
    Interest                                        $ 16,423       $   38,200
                                                    ========       ==========

    Income Taxes                                    $      0       $        0
                                                    ========       ==========

The accompanying notes are an integral part of these financial statements.

   WORLDWIDE GOLF RESOURCES, INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     DECEMBER 31, 1996 AND 1995.


Note 1  - ORGANIZATION

     JSL, Inc., a Delaware Corporation, was incorporated
     September 18, 1986. JSL, Inc. was a development stage company until December 31, 1993. On March
     21, 1994, JSL, Inc. merged with Infodynamx
     Corporation under an agreement and plan of reorganization.

     Infodynamx Corporation was incorporated under the laws of the State of Nevada and had an advertising business of selling "Gold Coupons". On March 31,
     1994, the Corporation, JSL, Inc., changed its name to Infodynamx Corporation. On April 15, 1994,
     Infodynamx Corporation transferred its charter from Delaware to Nevada and is presently a Nevada
     Corporation.

     On April 28, 1994, Infodynamx Corporation merged
     with Worldwide Golf Resources, Inc. and changed
     its name from Infodynamx Corporation to
     Worldwide Golf Resources, Inc. on     September
     30, 1994.

     On March 21, 1994, JSL, Inc. exchanged
     98,215,000 shares of common stock for 250,000 shares of Infodynamx Corp. or $176,145.

     During March, 1994, the Company authorized a
     200:1 reverse split, reducing the total outstanding the shares to 557,955.

     On April 28, 1994, Infodynamx Corporation acquired 100% of the shares of common stock outstanding, 100,000 shares, no par value of Worldwide Golf Resources, Inc. in exchange for
     50,415 shares of Infodynamx Corporation's common stock, par value of $.0001 per share or $5.

     During 1994, 5,500 shares of common stock were issued for legal services at $3.70 per share or $20,369.

     During 1994, 66,500 shares of common stock were for cash in a private placement at $2.26 per share or $150,290.

     During 1994, 18,240 shares were issued for services and rent at $1.348 per share or $24,600.

     During 1994, 1,000 shares were issued for legal services at $3.50 per share or $3,500.

     During 1994, 30,000 shares were issued for services at $3.00 per share or $90,001.

     During 1994, 12,400 shares were issued for services at $4.60 per share or $57,000.

The accompanying notes are an integral part of these financial statements

   WORLDWIDE GOLF RESOURCES, INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     DECEMBER 31, 1996 AND 1995.


Note 1  - ORGANIZATION - (CONTINUED)


     During 1994, the Company redeemed 13,733 shares of its common stock from a shareholder at $3.00 or $41,199.

     On December 16, 1994, Worldwide Golf Resources,
     Inc. acquired Tour Precision, Inc., a California
     Corporation. 120,000 shares of common stock of Worldwide Golf Resources, Inc. were exchanged for 10,000 common shares no par value of Tour
     Precision , Inc or $2,007. Tour Precision, Inc. is in the business of marketing custom fit top-line golf clubs designed for golf training centers.

     On December 31, 1994, Worldwide Golf Resources,
     Inc. acquired American Turf Manufacturing, Inc. a
     Georgia corporation. 300,000 shares of the common stock of Worldwide Golf Resources, Inc. were exchanged for 300 common shares of American
     Turf Manufacturing, Inc. or $118,657. American
     Turf Manufacturing, Inc. is in the business of supplying synthetic turf to driving ranges and golf courses.

     During 1994, the Company issued 100,000 shares of common stock for debt at $5.68 or $568,785.

     During 1994, the Company issued 72,600 shares of common stock for cash in a private placement at $5.00 or $363,000.

     On January 17, 1995, the Company issued 67,000 shares for consulting services at $1.00 per share or $67,000.

     On May 1, 1995, the Company issued 100,000 shares for cash in a private placement at $2.00 or $200,000.

     On June 15, 1995, the Company issued 105,000 shares for the purchase of chemline patents and equipment at $5.00 or $525,000.

     On June 20, 1995, the Company issued 227,400 for consulting and professional services at $1.00 or $227,400.

     On July 24, 1995, the Company issued 225,000
     shares for cash in a private placement at   $0.89 per
     share or $200,000.

     On September 18, 1995, the Company issued
     200,000 shares for cash in a private placement   at
     $1.00 or $200,000.

The accompanying notes are an integral part of these financial statements

   WORLDWIDE GOLF RESOURCES, INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    DECEMBER 31, 1996 AND 1995.


Note 1 - ORGANIZATION - (CONTINUED)


     On October 28, 1995, Worldwide Golf Resources,
     Inc. merged with Advanced Golf Industries, Inc., dba Range Master. 2,000 shares of Advanced Golf
     Industries, Inc. was exchanged for 50,000 shares of the Company's common stock or $388,547. Range
     Master is in the business of providing golf products and equipment to golf driving ranges.

     On October 28, 1995, the Company issued 150,000 shares of common stock for a non-compete agreement with American Turf Manufacturing, Inc.
     at $0.25 or $37,500.

     On November 13, 1995, the Company issued
     43,851 shares for consulting and professional services at $1.00 or $43,851.

     On December 19, 1995, the Company issued
     100,000 shares of common stock for cash in a private placement at $5.00 or $201,500.

     On December 31, 1995, the Company issued 40,300 shares of common stock for cash at $5.00 per share or $201,500.

     During 1995, the Company purchased 8,400 shares of its common stock for cash at average price of $7.02 or $58,896. The shares are being held as treasury shares.

     On January 31, 1996, the Company issued 100,000 shares of common stock for cash at $0.50 or $50,000.

     On February 5, 1996, the Company issued 141,900 shares of common stock for cash at $0.65 or $91,988.

     On April 4, 1996, the Company issued 650,000 shares of common stock for cash at $0.36 or $236,364.

     On September 24, 1996, the Company issued
     150,000 shares of common stock for cash at $1.00 or $150,000.

     During 1996, the Company issued 75,420 shares of common stock for cash at $0.26 or $19,787.

     During 1996, the Company sold 7,260 shares of its treasury stock at average prices of $3.55 or $25,788.
     The shares were originally purchased by the Company at $7.01 or $50,907. At December 31,
     1996, the Company had 1,140 shares of treasury stock on hand with a cost of $7,989.

The accompanying notes are an integral part of these financial statements

   WORLDWIDE GOLF RESOURCES, INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    DECEMBER 31, 1996 AND 1995.


Note 2 - SIGNIFICANT ACCOUNTING POLICIES

     Business and Principles of Consolidation

     The consolidated financial statements include the
     accounts of Worldwide Golf  Resources, Inc. and its
     wholly owned subsidiaries Advanced Golf
     Industries, Inc., Tour    Precision, Inc. and American
     Turf Manufacturing, Inc. All material intercompany transactions have been eliminated.

     The Company is engaged in providing synthetic turf and range equipment to golf driving ranges and providing new products for multi-use golf training and entertainment facilities.

     Method of Accounting

     The Company maintains its accounting records using the accrual method of accounting for financial statements.

     Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash and cash equivalents.

     Inventories

     Inventories are stated at the lower of cost
     (determined on a first-in, first-out basis or market.

     Intangibles

     The following is a schedule of the number of years each intangible is being written off.


          Intangible Item          Number of Years
          Organization Costs       Five years
          Customer Lists           Thirty years
          Patents                  Seven years
          Memberships              Three years
          Covenant
            Not to Compete          Fifteen years
          Goodwill                  Forty Years

The accompanying notes are an integral part of these financial statements

   WORLDWIDE GOLF RESOURCES, INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    DECEMBER 31, 1996 AND 1995.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)


     Property, Plant and Equipment

     Expenditures that increase asset lives are capitalized at cost. Normal maintenance and repairs are expensed as incurred. The cost and accumulated depreciation of assets retired or disposed of are removed from the accounts and any resulting gain or loss is included in the consolidated statements of operations. Depreciation is reported on the straight line basis over the estimated useful lives of the assets which range from 3 to 7 years.

     Earnings (Loss) Per Share

     Earnings (loss) per share is computed based on the weighted average number of common shares and common share equivalents outstanding. Stock options are included as common share equivalents outstanding using the treasury method. The common share equivalents used in computing the loss per share was 4,413,848 and 2,202,376, respectively, for the years 1996 and 1995.

     Presentation

     Certain accounts from prior years have been reclassified to conform with the current year's presentation.


NOTE 3 - NOTES PAYABLE

The  following is a schedule of notes payable as of December 31, 1996 and 1995:


                                       1996                1995
      GMAC
       Installment note payable
       monthly in the amount of
       $284 including interest.
       Security Agreement on
       Equipment                       $  8,243            $ 11,654

       AFCO
       Installment agreement on
       insurance, payable monthly
       in the amount of $393.          1,542               393

       North County Bank
       Note in the original amount of
       $100,000 dated June 28, 1995
       with a variable interest rate

   The accompanying notes are an integral part of these financial statements

                         WORLDWIDE GOLF RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 AND 1995.

       of 2% over North County Bank
       Base Rate. Note guaranteed by
       Andrew J. Rafkin III with
       pledge of real estate.          92,479              121,697

       JOCONN, INC.
       Note dated August 5, 1996
       in the original amount of
       $150,000 with interest
       payable at the rate of 18%
       per month. The note is due
       January 5, 1997. The note
       is unsecured, but includes
       an option to purchase
       300,000 shares of the
       Company's common stock
       at $2.00 and a conversion
       option of 300,000 at $.50
       The options and the note
       were converted to common
       stock during January, 1997      150,000             0
                                       -------             --------


       Total                           $252,264            $133,744


       Less Current Portion            247,432             125,500
                                       -------             --------

                                       $   4,842           $    8,444
                                       =========           ==========

NOTE 4 -  INCOME TAXES

     The provision or benefit for income taxes is based on pretax loss reported in the consolidated financial statements. The tax net operating loss carry forward at December 31, 1996 and 1995 was approximately
     $4,428,000 and $2,579,000, respectively, expiring through 2011. The valuation allowance is equal to the deferred tax asset.


NOTE 5 - LEASES

     The Company has several leases for buildings and equipment as follows:

The accompanying notes are an integral part of these financial statements

   WORLDWIDE GOLF RESOURCES, INC.
   NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS
    DECEMBER 31, 1996 AND 1995.


NOTE 5 - LEASES (CONTINUED)

                           Monthly Rent   Term


     1) Building Lease     $1,377.20      August 1, 1993 to July 31, 1996
     2) Building Lease      3,277.77      January 1, 1995 to December 31, 2000
     3) Building Lease      1,500.00      January 1, 1995 to December 31, 1997
     4) Equipment Lease       284.05      April 1, 1996 to March 31, 1999
     5) Truck Lease           338.00      June 1, 1994 to February 1, 1999

     During the year ended December 31, 1996 and 1995, rent expense was as follows:


                                                 1996       1995

       Rent, Buildings                           $130,788   $138,475
       Rent, Equipment                              4,621      1,740


NOTE 6 - RELATED PARTIES


The following is a schedule of Notes Payable - Stockholders as December 31,
1996   and 1995:

                                                 1996        1995

        Kenneth L. Maul and Janet E. Maul        $ 63,594    $105,033
        Michael F. Arp                                  0      32,500
        Andrew J. Rafkin III                       40,899      20,618
        Global Medical Distributors, Inc.         326,000           0
                                                 --------    --------

        Total                                    $430,493    $158,151
                                                 ========    ========

     Loans from stockholders and related parties are payable on demand with interest being accrued at eight percent.


NOTE 7 - STOCK OPTIONS

     The Company has issued stock options to the
     following companies as of December 31, 1996 and
     1995:
                                                    Number of     Option
                                                    Shares        Price
             Stock Options outstanding
                at December 31, 1995                 65,000       $4.50
             Options expiring during 1996           (65,000)

   The accompanying notes are an integral part of these financial statements

                         WORLDWIDE GOLF RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 AND 1995.

NOTE 7 - STOCK OPTIONS  (CONTINUED)


             Options issued during 1996
               Joconn, Inc.                         300,000       $2.00
               Joconn, Inc.                         300,000         .50
              Wall Street Financial                 100,000        1.00
              Wall Street Financial                  50,000         .50
              Creative Business Consultants, Inc.   100,000        1.00
              Creative Business Consultants, Inc.    50,000         .50
             Total                                  900,000   $.50-2.00


NOTE 8 - SEGMENT INFORMATION


 Segment information for 1996
                           1            2           3          4        Total
Revenues            $ 320,685   $1,354,403   $ 520,939  $  16,638   $ 2,215,665

(Loss)               (208,811)    ( 56,503)   (337,317)  (675,277)   (1,277,90)

Identifiable Assets   342,112     1,450,349    786,097          0     2,578,358

Depreciation           58,085        40,751    162,402          0       261,238


NOTE 9 - SUBSEQUENT EVENTS

     On January 22, 1997, the Company purchased 100%
     of the issued and    outstanding stock of 2671914
     Manitoba, Ltd. for 6,160,000 of the Company's
     common stock. 2671914 Manitoba, Ltd., a Canadian
     Corporation, owns as its  sole asset, the real
     property generally described as the Pelican Beach
     Golf and     Country Club, Located at Gimli,
     Manitoba, Canada.

     A Regulation S Placement Memorandum was
     initiated on January 25, 1997, to raise $1.5 Million
     to be used for working and expansion capital
     American Turf   Manufacturing, Inc. and Advanced
     Golf Industries, Inc. dba Range Master, both wholly owned subsidiaries of the Company, and for expansion of the Pelican Beach and Country Club.
     The Regulation S Placement Memorandum is offering 1,500,000 units at $1.00 per unit. Each unit is comprised of one common share of stock and one common stock warrant. The warrant has an exercisable price of $2.00 per share at any time prior to April 1, 1998. The warrants are subject to redemption by the Company at $.50 per warrant, at any time during the first six months after the date of this memorandum and prior to their expiration, on 30 days prior written notice to the holders of the warrants. The subscription period of the offering will terminate one hundred eighty (180) days from the date hereof, or upon reaching the minimum impound amount of $500,000, unless extended by the Company for an additional period of up to one hundred eighty (180) days.

The accompanying notes are an integral part of these financial statements