Form 10-Q
period 1997-03-31
WORLDWIDE GOLF RESOURCES INC
filed 1997-07-28
CIK 810156

SECURITIES AND EXCHANGE COMMISSION
       Washington, D.C.   20549



               FORM 10-Q
Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934.


For the quarter ended    March 31, 1997   Commission file number   33-12664-D




    WorldWide Golf Resources, Inc.
(Exact name of registrant as specified in its charter)



Nevada                                                      88-0335511
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

23 Cactus Garden Drive., F-60
Henderson, Nevada                                                89014
(Address of principal executive offices)                        (Zip Code)



Registrant's telephone number, including area code          702) 893-4747


     Indicate by check mark whether the registrant
(1) has filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter
period that the registrant was required to file such
reports), and (2) has been subject to such filing
requirements for the past 90 days.
        Yes   X     No _____


As of March 31, 1997, there were 12,149,248 shares of common stock outstanding.

   WORLDWIDE GOLF RESOURCES, INC.
          AND SUBSIDIARIES
        FOR THE QUARTER ENDED
           MARCH 31, 1997

                INDEX

PART I - FINANCIAL INFORMATION                                   Page No.

     Item 1.   Financial Statements

          Balance Sheet as of March 31, 1997 and
            December 31, 1996                                    3-4

          Statement of Operations for the three months
            ended March 31, 1997 and 1996                             5

          Statement of Cash Flows for the three months ended
            March 31, 1997 and 1996                                   6-7

          Notes to Financial Statements                          8

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results  of Operation           9-10


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                 11

     Item 2.   Changes in Securities                                  11

     Item 3.   Defaults by the Company upon its
               Senior Securities                                 11

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                  11

     Item 5.   Other Information                                 11

     Item 6.   Exhibits and Reports of Form 8-K                       11

     SIGNATURES                                             12

    PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

    WORLDWIDE GOLF RESOURCES, INC.
      CONSOLIDATED BALANCE SHEETS


               ASSETS

                                                 March 31,      December 31,
                                                 1997             1996
                                                 ----------     ------------
        Current Assets
        Cash and Cash Equivalents                $     315,841  $     14,803
            Accounts Receivable, Trade                 246,972       384,877
        Less Allowance for Doubtful Accounts            (2,050)       (2,050)
                                                --------------  -------------
            Net Receivables                            244,922       382,827
            Inventory, Lower of Cost or Market         445,566       575,062
            Receivable, Directors and Employees        450,423        89,237
            Receivable, Other                            5,000         5,000
            Prepaid Expenses                            11,580        12,315
                                                --------------  ------------
            Total Current Assets                     1,473,332     1,079,244

        Property and Equipment
           Golf Course Land and Improvements         1,986,205             0
           Equipment                                 1,097,243       801,978
           Office Equipment                             96,605        96,605
           Leasehold Improvements                       14,979        14,379
                                                --------------  ------------
                                                     3,194,432       912,962
          Less Accumulated Depreciation               (323,078)     (261,238)
                                                --------------  ------------
          Net Property and Equipment                 2,871,354       651,724


        Other Assets
           Cost of Assets in Excess of Book Value    5,583,551             0
           Intangible Assets, Net                      540,943       542,422
           Deposits                                     36,564        43,930
                                                --------------  ------------
           Total Other Assets                        6,161,058       586,352
                                                --------------  ------------
           Total Assets                            $10,505,744    $2,317,320
                                                ==============  ============
Prepared without audit.

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 March 31,      December 31,
                                                 1997           1996
                                                 ---------     -------------
        Current Liabilities
           Accounts Payable                          720,868        548,024
          Other Current Liabilities                  122,354        113,475
           Notes Payable, Current Portion            100,628        247,432
                                                --------------  ------------
          Total Current Liabilities                  943,850        941,392

        Long Term Liabilities
           Stockholders' Loans                       191,942        430,493
           Notes Payable                           2,052,993          4,832
                                                --------------  ------------
          Total Long Term Liabilities              2,244,935        435,325
                                                --------------  ------------
          Total Liabilities                        3,188,785      1,376,717

        Stockholders' Equity
           Common Stock  $.0001 Par Value,
             Authorized 50,000,000 Shares;
             Issued 12,149,248 at
             March 31,1997 and 3,946,748
             Shares at December 31,1996                1,215           395
           Less Treasury stock, 1,140
             Shares at March 31,1997
             and 1,140 Shares at
             December 31, 1996 at Cost                (7,990)       (7,990)
           Additional Paid-in Capital             12,432,858      4,431,358
           Accumulated Deficit                    (5,109,124)    (3,483,160)
                                                --------------- -------------
                  Total Stockholders' Equity       7,316,959        940,603
                                                --------------- ------------
   Total Liabilities and Stockholders' Equity    $10,505,744    $ 2,317,320
                                                ============    ===========
Prepared without audit.

                       WORLDWIDE GOLF RESOURCES, INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS


                                                 For the three months ended
                                                 March 31, March 31,
                                                 1997            1996


Sales, Net of Returns and Discounts              $    369,141   $   579,945


Cost of Goods Sold                                    271,320       427,856
                                                -------------   -----------

Gross Profit                                           97,911      152,089


Operating Expenses
   Selling, General and Administrative             1,562,662        279,612
                                                ------------    -----------

Operating (Loss)                                  (1,464,751)      (171,468)

Other Income (Expense)
   Interest Expense                                   (3,925)        (6,077)
   Loss on Sales of Assets                          (157,287)                 0
                                                ------------    -----------
                                                    (161,212)        (6,077)
                                                ------------    -----------

(Loss) Before Income Taxes                        (1,625,963)      (177,545)
Income Taxes                                               0              0
                                                ------------    -----------

Net (Loss)                                       $(1,625,963)   $ (177,545)
                                                ============    ===========

Net (Loss) per Share of Common Stock             $      (0.26)  $   (0.06)
                                                =============   ============

Weighted average number of shares outstanding      6,253,601     2,959,083
                                                ============    ===========
Prepared without audit.

                        WORLDWIDE GOLF RESOURCES, INC.
                            STATEMENT OF CASH FLOWS


                                                 For the three months ended
                                                 March 31,      March 31,
                                                 1997            1996

Cash Flows from Operating Activities
  Net Loss                                       $(1,625,963)   $(177,545)
  Adjustments to Reconcile Net Loss to Net
     Cash Provided by Operating Activities
     Depreciation                                    173,142       43,945
    Changes in Assets and Liabilities                            (261,154)
     (Increase) Decrease in Assets                    61,561            0
     Increase (Decrease) in Liabilities              356,902            0
                                                ------------    ----------
     Total Adjustments                               591,605     (172,209)
                                                ------------    -----------
     Net Cash Used by Operating Activities         (1,034,358)   (349,754)

Cash Flows from Investing Activities
    Property and Equipment Purchases               (2,306,558)           0
                                                -------------   ----------
    Net Cash Used in Investing Activities          (2,306,558)           0

Cash Flows from Financing Activities
     Issuance of common stock                       1,738,865        91,988
     Loan Proceeds                                  1,845,603       216,553
     Stockholder Loans                                 60,159             0
     Sale of Treasury Stock                            25,128        25,778
     Merger Adjustment
     Payments on Loan Proceeds                        (62,908)            0
                                                -------------   -----------
     Net Cash Provided by Financing Activities      3,606,847       334,319


Increase (Decrease) in Cash and Cash Equivalents      265,931      (15,435)

Balance, Beginning of  Year                            49,910       65,345
                                                -------------   ----------

Balance, End of Year                             $    315,841   $    49,910
                                                =============   ===========
Prepared without audit.

                       WORLDWIDE GOLF RESOURCES, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS



                                                 For the three months ended
                                                 March 31,      March 31,
                                                 1997            1996

Supplemental Information


Cash Paid for:
    Interest                                     $3,925         $6,077
                                                =======         ======

    Income Taxes                                 $    0         $    0
                                                =======         ======


Supplemental Schedule of Non-Cash Investing on Financing Activities:

During the quarter ended March 31, 1997, the Company issued under a Regulation S Private Placement 706,500 shares of common stock valued at $1.00 per share or $706,500.

On February 3, 1997, the Company entered into an agreement to exchange 100% of the outstanding common stock of 2671914 Monitoba Ltd for 6,160,000 shares of common stock at $0.89 per share or $5,500,000.

On March 2, 1997, the Company issued 650,000 shares of common stock for profession services at $1.75 per share or $1,137,500.

On March 4, 1997, the Company issued 300,000 shares of common stock as payment for notes and interest payable at $0.80 per share or $240,000

On March 4, 1997, the Company issued 300,000 shares of common stock as payment for notes and interest payable at $0.79 per share or $236,000.

On March 29, 1997, the Company issued 86,000 shares of common stock for professional services at $2.12 per share or $182,320.

Prepared without audit.

                       WORLDWIDE GOLF RESOURCES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1997


1.   Statement of Information Furnished


     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997, the results of operation for the three months ending March 31, 1997 and 1996 and the cash flows for the three months ending March 31, 1997 and 1996. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company' s 1996 Annual Report on Form 10-K.

     Certain information and footnote discloses normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statement be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 1996 Annual Report on Form 10--K.

                       WORLDWIDE GOLF RESOURCES, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Overview

     The Company is engaged in 5 primary business segments in golf-relate products and services industries; the publication of golf periodicals/video cassettes, the manufacturing and sale of Golf driving range equipment, the manufacturing and installation of synthetic turf at driving ranges, the manufacturing and sale of Golf clubs, and the operation of a golf course and country club.

Results of Operations

     Three months ended March 31, 1997 and 1996.

Golf Publications

     The Company's publication segment is engaged in the publication of the Las Vegas Golf magazine, the annual Las Vegas Golf Guide and the instructional golf video, Golf Tips for Desert Play. During 1996, and continuing into 1997, due to limited working capital, the Company sales of these products was minimal. The Company now plans on reestablishing the publishing of the Las Vegas Golf Magazine again in late 1990s.

Golf Driving Range Equipment Manufacturing, Sales and Installation

     The golf driving range equipment manufacturing, sales and installation is effected through Advance Golf Systems, Inc. DBA Range Master of Temecula, California. Net sales for the first quarter ended March 31, 1997, of $143, 826, a decrease of $45,292 (30%) from $189,118 in the first quarter of 1996. The reduction in sales was due primarily to restrictions of working capital. Range Master provided 39% of the Company's first quarter revenues.

     The net loss for the first quarter of 1997decreased $18,359 to $40,633 from $58,992 in the first quarter of 1996. The decrease is due primarily to a reduction of general and administrative expenses.

                       WORLDWIDE GOLF RESOURCES, INC.


Synthetic Turf Manufacturing, Sales and Installation

     American Turf Manufacturing's revenues for the first quarter of 1997 decreased $115,543 (59%) to $194,054, from $309,597 in the first quarter of 1996, American Turf Manufacturing provided 53% of the Company's first quarter revenues. Management expects this unit to increase its revenue impact through the addition of increased working capital to fill orders on hand presently.

     The net loss for the first quarter of 1997 increased $12,984 to $106,876 from $93,892 in the first quarter of 1996. The increase was primarily due to increased management salaries. Management expects this unit to continue to become more profitable as the process of manufacturing and installing synthetic turf becomes more streamlined.

Golf Club Assembly and Sales

     Tour Precision has been relocated to the Range Master facility in Temecula, California. Tour Precision is currently inactive and had no sales for the first quarter of 1997 or 1996. Tour Precision is in the process of obtaining patents on a new perimeter adjustable weighted club head.

Country Club and Golf Course

     Pelican Beach Golf Course was acquired by the Company on February 1,1997. The Golf Course recorded no sales revenues during the first quarter because of the winter season in Manitoba, Canada.

     The net loss for the first quarter 1997 was $15,595 and is represented primarily by depreciation of $13,408 and salaries of $1,881.

Liquidity and Capital Reserves

     The Company through March 31, 1997 has partially completed an offering under Regulation S and will complete the offering in the second quarter of 1997 that will supplement the Company's working capital needs. This, along with funds generated from operations, will allow the Company to continue its growth and to allow for expanded customer base. Additional internal and external sources will be sought in the coming periods as Management institutes a thorough program of rationaizing product lines, there individual revenue potential and their respective inventory/production requirements.

                       WORLDWIDE GOLF RESOURCES, INC.


PART II--OTHER INFORMATION

Item 1.       Legal Proceedings.
          None.

Item 2.       Changes in Securities.
          None.

Item 3.       Defaults by the Company upon its Senior Securities.
          None.

Item 4.       Submission of Matter to a Vote of Security Holders.
          None.

Item 5.       Other Information.
          None.

Item 6.       Exhibits and Reports of Form 8--K.

     A Form 8-K was filed on January 22, 1997, to report a change in control of the registrant by issuing 6,160,000 shares of common stock to 3422488 Manitoba Ltd. Concurrent with the closing of the agreement purchasing Pelican Beach Golf and Country Club, Dr. Srini Chary and Mac Shashsavar were appointed to the Board of Directors.

     A Form 8-K was filed on February 25, 1997, to report the change in the Company's certified accountant from Janet Loss, C.P.A. to Clancy and Co. P.L.L.C.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WORLDWIDE GOLF RESOURCES, INC.
(Registrant)



By:/s/Mac Shahsavar                          By:/s/Alice Elaine Affleck
     Mac Shahsavar                           Alice Elaine Affleck
     President and                           Principal Financial and
     Chief Operations Officer                Accounting Officer


Date: July 28, 1997                          Date:July 28, 1997