Form 10-Q
period 1997-06-30
WORLDWIDE GOLF RESOURCES INC
filed 1997-09-23
CIK 810156

SECURITIES AND EXCHANGE COMMISSION
	                        Washington, D.C.   20549



                              	FORM 10-Q
                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934.


For the quarter ended	June 30, 1997				        Commission file number	33-12664-D




                     	WorldWide Golf Resources, Inc.
	           (Exact name of registrant as specified in its charter)



Nevada				                                               			88-0335511
(State or other jurisdiction of					                        (I.R.S. Employer
incorporation or organization)					                         Identification No.)

1850 E.  Flamingo, Suite 111
Las Vegas, Nevada		                                                   89119
(Address of principal executive offices)                              (Zip Code)



Registrant's telephone number, including area code                (702) 866-5880


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X     No _____


As of June 30, 1997, there were 12,223,748 shares of common stock outstanding.



                          WORLDWIDE GOLF RESOURCES, INC.
                                AND SUBSIDIARIES
                               FOR THE QUARTER ENDED
                                 June 30, 1997

INDEX

PART I - FINANCIAL INFORMATION                                      Page No.

Item 1.	Financial Statements

 Balance Sheet as of June 30, 1997 and
  December 31, 1996	                                                    3

 Statement of Operations for the three months
  ended June 30, 1997 and 1996	                                        4

 Statement of Operations for the six months
  ended June 30, 1997 and 1996	                                        5

	Statement of Cash Flows for the six months ended
  June 30, 1997 and 1996	                                              6-7

Notes to Financial Statements	                                         8

Item 2.	Management's Discussion and Analysis of
        Financial Condition and Results of Operation	                  9-11


PART II - OTHER INFORMATION

Item 1. 	Legal Proceedings                                             12

Item 2.	Changes in Securities 	                                        12

Item 3.	Defaults by the Company upon its
        Senior Securities	                                             12

Item 4.	Submission of Matter to a Vote of
        Security Holders	                                              12

Item 5.	Other Information                                              12

Item 6.	Exhibits and Reports of Form 8-K	                              12

SIGNATURES	                                                            13






                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      WORLDWIDE GOLF RESOURCES, INC.
                       CONSOLIDATED BALANCE SHEET
                    JUNE 30, 1997 AND DECEMBER 31, 1996

                                ASSETS
                                                    1997       1996
  Unaudited
        Current Assets	                   					$ 1,451,534  $1,079,244

        Property and Equipment - Net	   	        8,622,174	    651,724

        Other Assets                     						    574,056	    586,352
                                              ------------   ---------
        Total Assets						                     $10,647,764  $2,317,320
									                                      ===========  ==========



                   LIABILITIES AND STOCKHOLDERS' EQUITY


        Current Liabilities          				    $  1,003,868     $  941,392

         Long Term Liabilities	             			 2,260,910	       435,325

          Stockholders' Equity	             			 7,282,986	       940,603
                                             ------------     ----------
 Total Liabilities and Stockholders' Equity   $10,505,744	    $2,317,320
								                                      ===========      ==========






                             Prepared without audit.





                        WORLDWIDE GOLF RESOURCES, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
               THREE MONTHS PERIOD ENDED JUNE 30, 1997 AND 1996
                                     UNAUDITED

                                                         1997	     1996

Sales, Net of Returns and Discounts	             $     835,056	$   619,374

Cost of Goods Sold     	                               880,519	    483,577
                                                 ------------- -----------
Gross Profit						                                     (45,463	    135,797

Operating Expenses
   Selling, General and Administrative	                352,383	    243,143
                                                 ------------- -----------
Operating (Loss)						                                (397,846	   (109,346)

Other Income (Expense)
   Interest Expense                             						  (1,959)     (6,077)
   Interest Income				                                   1,529	          0
                                                 ------------- -----------
                                                        ( 430)	     (6,077)
                                                 -------------
(Loss) Before Income Taxes	                      				(398,276)	   (115,423)

Income Taxes                                  							       0 	          0
                                                  ----------- ------------
Net (Loss)							                                  $ (398,726)	$  (115,423)
                                                  ===========    ==========

Net (Loss) Per Share of Common Stock		             $    (0.04)	$     (0.04)
                                                   ==========    ===========

Weighted Average Number of Shares outstanding	     12,149,248	    2,952,761
                                                   ==========    ===========




                            Prepared without audit.






                             WORLDWIDE GOLF RESOURCES, INC.
                          CONSOLIDATED STATEMENT OF OPERATIONS
                     SIX MONTHS PERIOD ENDED JUNE 30, 1997 AND 1996
                                       UNAUDITED
                                                             1997	       1996

Sales, Net of Returns and Discounts				               $  1,204,197  $1,199,318

Cost of Goods Sold	                             					    1,151,749     929,432
                                                      ------------  ----------
Gross Profit						                                          52,448     269,886

Operating Expenses
   Selling, General and Administrative            			    1,915,045     553,057
                                                      ------------  ----------
Operating (Loss)							                                 (1,862,597)   (283,171)

Other Income (Expense)
   Interest Expense	                            					       (5,884)     (9,797)
   Interest Income						                                     1,529           0
   Loss on Sales of Assets					                           (157,287)          0
                                                      ------------  ----------
                                                          (161,642)     (9,797)
                                                      ------------  ----------
(Loss) Before Income Taxes					                         (2,024,239)   (292,968)

Income Taxes							    	    	                                    0           0
                                                      ------------  ----------
Net (Loss)								                                     $(2,024,239)  $(292,968)
                                                        ===========   =========
Net (Loss) Per Share of Common Stock			                $     (0.16)  $   (0.10)
                       	                                ===========   =========
Weighted Average Number of Shares outstanding		          12,149,248  2,952,761
                                                        ===========   =========



                             Prepared without audit







                         WORLDWIDE GOLF RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE SIX MONTHS PERIOD ENDED JUNE 30, 1997 AND 1996
                                 UNAUDITED
                                                           1997	      1996

Cash Flows from Operating Activities
  Net Loss							                                     $(2,024,239)	  $(298,968)
   Adjustments to Reconcile Net Loss to
   Net Cash Provided by
     Operating Activities
     Depreciation							                                  115,197	      89,889
     Changes in Assets and Liabilities					                           (196,106)
      (Increase) Decrease in Assets				                  (319,862)	          0
      Increase (Decrease) in Liabilities			                63,476            0
                                                      -----------    ---------
      Total Adjustments						                            (141,189)	   (106,217)
                                                      -----------    ---------
     Net Cash Used by Operating Activities			          (2,165,428)	   (405,185)

Cash Flows from Investing Activities
    Property and Equipment Purchases			                (2,341,905)	          0
                                                      -----------    ---------
    Net Cash Used in Investing Activities			           (2,341,905)	          0

Cash Flows from Financing Activities
     Issuance of Common Stock					                      3,387,018 	     91,988
     Loan Proceeds						                                1,630,853 	          0
     Stockholder Loans						                              320,548	     266,636
     Sale of Treasury Stock					                           25,128	      25,778
     Payments on Loan Proceeds				                       (125,816)	          0
                                                       ----------     --------
     Net Cash Provided by Financing Activities		        5,237,731	     384,402

Increase (Decrease) in Cash and Cash Equivalents	         730,398	     (20,783)

Balance, Beginning of  Year					                           14,803	      65,345
                                                       ----------     --------
Balance, End of Year						                              $ 745,201	    $ 44,562
                                                       ==========   ==========






                        Prepared without audit.








                          WORLDWIDE GOLF RESOURCES, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE SIX MONTHS PERIOD ENDED JUNE 30, 1997 AND 1996
                                   UNAUDITED
                                                           1997  	     1996
Supplemental Information

Cash Paid for:
    Interest						                                      $    5,884	$    6,077
                                                        ==========   =========
    Income Taxes						                                  $        0	$        0
                                                        ==========   =========

During the quarter ended March 31, 1997, the Company issued under a Regulation S Private Placement 706,500 shares of common stock at $1.00 per share or $706,500.

On February 3, 1997, the Company entered into an agreement to exchange 100% of the outstanding common stock of 2671914 Manitoba LTD for 6,160,000 shares of common stock at $0.89 per share or $5,482,400

On March 2, 1997, the Company issued 650,000 shares of common stock for professional services at $1.75 per share or $1,137,500.

On March 4, 1997, the Company issued 300,000 shares of common stock as payment for notes and interest payable at $.80 per share or $240,000.

On March 4, 1997, the Company issued 300,000 shares of common stock as payment for notes and interest payable at $0.79 per share or $236,000.

On March 29, 1997, the Company issued 86,000 shares of common stock for professional services at $2.12 per share or $182,320.

On April 9, 1997, the Company issued 74,500 shares of common stock for professional services at $1.00 per share or $74,500.






                        Prepared without audit.









                    WORLDWIDE GOLF RESOURCES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997
                    STATEMENT OF INFORMATION FURNISHED


1.	Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997, the results of operations for the three months ended June 30, 1997 and 1996 and the six months ended June 30, 1997 and 1996 and the cash flows for the six months ended June 30 , 1997 and 1996. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 1996 Annual Report on Form 10-K.

Certain information and footnote disclosures included in the financial statements presented I in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with financial statements and notes thereto incorporated by reference in the Company's 1996 Annual Report on Form 10-K.




                         WORLDWIDE GOLF RESOURCES, INC.


Item 2.	  Management's Discussion and Analysis of Financial Condition and
Results of Operations.

Overview

The Company is engaged in 3 primary business segments in golf-related product and services industries; the manufacturing and sale of golf driving range equipment, the manufacturing and installation of synthetic turf at driving ranges, and the operation of a golf course and country club.

Results of Operations for the three months ended June 30, 1997 and 1996

Golf Publications

The Company's publication segment was engaged in the publication of the Las Vegas Golf magazine, the annual Las Vegas Golf Guide and the instructional golf video Golf Tips for Desert Play. Due to limited working capital, the Company sales of these products was minimal. In the near future, the Company will decide on plans to either re-establish or discontinue the publication of the Las Vegas Golf Magazine.

Golf Driving Range Equipment Manufacturing, Sales and Installation

The golf driving range equipment manufacturing, sales and installation is effected through Advanced Golf Systems, Inc. dba Range Master of Temecula, California. Net sales for the second quarter ended June 30, 1997, were $136,827, a decrease of $12,616 (9%) from $149,443 in the second quarter of 1996. The reduction in sales was due primarily to restrictions of working capital. Range Master provided 16% of the Company's second quarter revenues. The golf driving range equipment manufacturing, sales and installation is currently being outsourced to Selectronics, Inc. Of Elmira Heights, New York, due to the closing of the Temecula operation.

The net loss for the second quarter of 1997 increased $100,720 to $164,396 from $63,676 in the second quarter of 1996. The increase in loss was due primarily to an increase in cost of sales, due to inventory adjustments and increase in costs , while general and administrative expenses stayed relatively the same.

Synthetic Turf Manufacturing, Sales and Installation

American Turf Manufacturing's revenues for the second quarter of 1997 increased $309,435 (106%) to $636,671, from $327,236 in the second quarter of 1996,
American Turf Manufacturing provided 76% of the Company's second quarter revenues. Management expects this unit to increase its revenue impact through the addition of increased working capital to fill orders on hand presently.

The net loss for the second quarter of 1997 increased $77,554 to $139,120 from $61,566 in the second quarter of 1996. The increase was primarily due to an increase in cost of sales, due to inventory adjustments and increased costs.




                    WORLDWIDE GOLF RESOURCES, INC.

Golf Club Assembly and Sales

Tour Precision is currently inactive and had no slaes for the second quarter of 1997 or 1996. Upon re-organization, management will determine whether to re-establish operations.

Country Club and Golf Course

Pelican Beach Golf Course was acquired by the Company on February 1, 1997. The Golf Course recorded its first sales of $61,851, during the second quarter of 1997. Pelican Beach Golf Course provided 7% of the Company's second quarter revenues. The Company is temporarily operating out of a tent while the new club house is being completed (Fall 1997).

The net loss for the second 1997 was $2,338. The loss was due primarily to increased operating expenses during the second quarter opening activity.

       Results of Operation for the six months ended June 30, 1997 and 1996


Golf Driving Range Equipment Manufacturing, Sales and Installation

The golf driving range equipment manufacturing, sales and installation is effected through Advanced Golf Systems, Inc. dba Range Master of Temecula, California. Net sales for the six months ended June 30, 1997, were $280,653, a decrease of $57,908 (21%) from $338,561 in the first six months of 1996. The reduction in sales was due primarily to restrictions of working capital. Range Master provided 23% of the Company's first six months revenues.

The net loss for the first six months of 1997 increased $82,661 to $205,029 from $122,368 in the first six months of 1996. The increase in loss was due primarily to an increase in cost of sales, due to inventory adjustments and increase in costs, while general and administrative expenses stayed relatively the same.





                         WORLDWIDE GOLF RESOURCES, INC.

Synthetic Turf Manufacturing, Sales and Installation

American Turf Manufacturing's revenues for the first six months of 1997 increased $193,893 (30%) to $830,726 from $636,833 in the first six months of 1996, American Turf Manufacturing provided 69% of the Company's first six months revenues. Management expects this unit to increase its revenue impact through the addition of increased working capital to fill orders on hand presently.

The net loss for the first six months of 1997 increased $320,291 to $442,659 from $122,368 in the first six months of 1996. The increase was primarily due to an increase in cost of sales, due to inventory adjustments and increased costs. Management expects this unit to continue to become more profitable as the process of manufacturing and installing synthetic turf becomes more streamlined.


Country Club and Golf Course

Pelican Beach Golf Course was acquired by the Company on February 1, 1997. The Golf Course recorded its first sales of $61,851, during the second quarter of 1997. Pelican Beach Golf Course provided 5% of the Company's first six months revenues.

The net loss for the first six months of 1997 was $17,933. The loss was due primarily to increased operating expenses during the second quarter opening activity.

Liquidity and Capital Reserves.

The Company through June 30, 1997 has completed an offering under Regulation S. The offering will supplement the company's working capital needs. This, along with funds generated from operations will allow the Company to continue its growth and to allow for expanded customer base. Additional internal and external sources will be sought in the coming periods as Management institutes a thorough program of rationalizing product lines, their individual revenue potential and their respective inventory/production requirements






                    WORLDWIDE GOLF RESOURCES, INC.


PART II--OTHER INFORMATION

Item 1.       Legal Proceedings.

Pending litigation is deemed not to have any material impact on the Company's financial position.

Item 2.       Changes in Securities.
              None.

Item 3.       Defaults by the Company upon its Senior Securities.
              None.

Item 4.       Submission of Matter to a Vote of Security Holders.
              None.

Item 5.       Other Information.

Subsequent Events:	The company has relocatecd its Executive Office to: 1850 E.
                   Flamingo Road, Suite 111, Las Vegas, NV 89119,
                   (702) 866-5880.

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

A Form 8-K filed on July 28, 1997 to report a change in the Officers and Directors of the registrant the registrant. Gerald & Marie Levine resigned their positions in the company and were replaced by Mac Shahsavar and Elaine Affleck.





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WORLDWIDE GOLF RESOURCES, INC.
(Registrant)



By:/s/Mac Shahsavar            						By:/s/Alice Elaine Affleck
   ----------------                     -----------------------
   Mac Shahsavar	                  					Alice Elaine Affleck
   President and							                 Principal Financial and
   Chief Operations Officer					        Accounting Officer


Date: September 16, 1997				       	Date: September 16, 1997
      ------------------                  ------------------