Form 10-Q
period 1997-09-30
WORLDWIDE GOLF RESOURCES INC
filed 1997-11-19
CIK 810156

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549



                                 FORM 10-Q
                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934.


For the quarter ended                                     Commission file number
September 30, 1997                                               33-12664-D



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


(702) 866-5880
Registrant's telephone number, including area code


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


  As of September 30, 1997, there were 13,052,248 shares of common stock outstanding.

                      WORLDWIDE GOLF RESOURCES, INC.
                             AND SUBSIDIARIES
                           FOR THE QUARTER ENDED
                            September 30, 1997

                                   INDEX

PART I - FINANCIAL INFORMATION
Page No.

Item 1.Financial Statements

      Balance Sheet as of September 30, 1997 and
      December 31, 1996                                              3

      Statement of Operations for the three months
      ended September 30, 1997 and 1996                              4

      Statement of Operations for the nine months
      ended September 30, 1997 and 1996                              5

      Statement of Cash Flows for the nine months ended
      September 30, 1997 and 1996                                    6-7

      Notes to Financial Statements                                  7

Item 2.Management's Discussion and Analysis of
      Financial Condition and Results of Operation                   8-13


PART II - OTHER INFORMATION
Item 1.Legal Proceedings                                              13

Item 2.Changes in Securities                                          13

Item 3.Defaults by the Company upon its
     Senior Securities                                                13

Item 4.Submission of Matter to a Vote of
     Security Holders                                                 13

Item 5.Other Information                                              14

Item 6.Exhibits and Reports of Form 8-K                               14

SIGNATURES                                                            15

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      WORLDWIDE GOLF RESOURCES, INC.
                        CONSOLIDATED BALANCE SHEET
                 SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                  ASSETS
                                                    1997            1996
                                                   Unaudited
 Current Assets                                 $1,094,787       $1,079,244

 Property and Equipment - Net                    9,082,568          651,724

 Other Assets                                      753,831          586,352
                                               -----------       ----------
 Total Assets                                  $10,931,186       $2,317,320
                                               ===========       ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities                          $  1,152,743      $   941,392

 Long Term Liabilities                           3,066,155          435,325

 Stockholders' Equity                            6,712,288          940,603
                                               -----------       ----------
 Total Liabilities and Stockholders' Equity    $10,931,186       $2,317,320
                                               ===========       ==========


                          Prepared without audit.



                      WORLDWIDE GOLF RESOURCES, INC.
                   CONSOLIDATED STATEMENT OF OPERATIONS
           THREE MONTHS PERIOD ENDED SEPTEMBER 30, 1997 AND 1996
                                 UNAUDITED

                                                        1997          1996
Sales, Net of Returns and Discounts                 $ 680,263  $   658,835

Cost of Goods Sold                                    378,358       400,588
                                                    ---------  ------------
Gross Profit                                          301,905       258,247

Operating Expenses
   Selling, General and Administrative                567,587       469,110
   Writedown of equipment and other assets                  0       433,102
                                                                -----------
Operating (Loss)                                    (265,682)     (643,965)


Other Income (Expense)
   Interest Expense                                      (97)       (4,248)
   Interest Income                                          2             0
                                                   ----------    ----------
                                                        ( 95)       (4,248)
                                                   ----------
(Loss) Before Income Taxes                          (265,777)     (648,213)

Income Taxes                                                0             0
                                                   ----------     ---------
Net (Loss)                                       $  (265,777)  $  (648,213)
                                                 ============  ============
Net (Loss) Per Share of Common Stock             $     (0.02)  $     (0.19)
                                                 ============  ============
Weighted Average Number of Shares outstanding      12,149,248     3,485,868
                                                 ============  ============


                          Prepared without audit.


                      WORLDWIDE GOLF RESOURCES, INC.
                   CONSOLIDATED STATEMENT OF OPERATIONS
               NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                 UNAUDITED
                                                       1997         1996
Sales, Net of Returns and Discounts              $  1,884,460    $1,858,153

Cost of Goods Sold                                  1,530,107     1,330,020
                                                 ------------    ----------

Gross Profit                                          354,353       528,133

Operating Expenses
   Selling, General and Administrative              2,482,632     1,022,167
   Writedown of equipment and other assets                  0       433,102
                                                  -----------    ----------

Operating (Loss)                                  (2,128,279)     (927,136)


Other Income (Expense)
   Interest Expense                                   (5,981)      (14,045)
   Interest Income                                     1,531             0
   Loss on Sales of Assets                          (157,287)            0
                                                   ----------     ---------
                                                    (161,737)      (14,045)
                                                   ----------     ---------
(Loss) Before Income Taxes                        (2,290,016)     (941,181)

Income Taxes                                                0            0
                                                 ------------  -----------
Net (Loss)                                       $(2,290,016)  $  (941,181)
                                                 ============  ===========
Net (Loss) Per Share of Common Stock             $     (0.19)  $     (0.30)
                                                 ============  ============
Weighted Average Number of Shares outstanding      12,149,248     3,160,797
                                                 ============  ============


                          Prepared without audit


                      WORLDWIDE GOLF RESOURCES, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                 UNAUDITED
                                                       1997         1996
Cash Flows from Operating Activities
  Net Loss                                       $(2,290,016)    $(941,181)
   Adjustments to Reconcile Net Loss
   to Net Cash Provided by:
     Operating Activities
     Depreciation                                    175,454
     Changes in Assets and Liabilities
      (Increase) Decrease in Assets                 (111,491)
      Increase (Decrease) in Liabilities              62,476
                                                  -----------
    Total Adjustments                                126,439       266,898
                                                  -----------   -----------
    Net Cash Used by Operating Activities         (2,163,577)     (674,283)

Cash Flows from Investing Activities
    Property and Equipment Purchases              (2,645,904)             0
                                                  -----------    -----------
    Net Cash Used in Investing Activities         (2,645,904)             0

Cash Flows from Financing Activities
     Issuance of Common Stock                       2,656,787       526,988
     Loan Proceeds                                  1,999,607             0
     Stockholder Loans                                510,614       156,123
     Sale of Treasury Stock                            25,128        25,778
     Payments on Loan Proceeds                      (134,152)             0
                                                   ----------     ---------
     Net Cash Provided by Financing Activities      5,057,984       708,889

Increase (Decrease) in Cash and Cash Equivalents      248,503        34,606

Balance, Beginning of  Year                            14,803        65,345
                                                   ----------      --------
Balance, End of Year                             $    263,306    $   99,951
                                                 ============    ==========


                          Prepared without audit.




                      WORLDWIDE GOLF RESOURCES, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                 UNAUDITED
                                                       1997           1996
                         Supplemental Information

Cash Paid for:
    Interest                                        $   5,981    $    6,077
                                                    =========    ==========
    Income Taxes                                    $       0    $        0
                                                    =========    ==========


                          Prepared without audit.


                      WORLDWIDE GOLF RESOURCES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1997
                     STATEMENT OF INFORMATION FURNISHED


1.   Statement of Information Furnished

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997, the results of operations for the three months ended September 30, 1997 and 1996 and the nine months ended September 30, 1997 and 1996 and the cash flows for the nine months ended September 30, 1997 and 1996. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 1996 Annual Report on Form 10-K.


     Certain information and footnote disclosures included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with financial statements and notes thereto incorporated by reference in the Company's 1996 Annual Report on Form 10-K.




                      WORLDWIDE GOLF RESOURCES, INC.


Item 2.      Management's Discussion and Analysis of Financial Condition
           and Results of Operations.

Overview


     The Company is engaged in four primary business segments in golf-related product and services industries; the manufacturing of golf driving range equipment, the manufacturing and installation of synthetic turf for driving ranges, and the operation of a golf course and country club. The Company is also actively pursuing the acquisition and development of driving range/teaching facilities. This program includes the purchase and remodel of active facilities, as well as the development of state-of the-art facilities throughout the country. The Company has implemented a new management team, which it believes will enable the Company the opportunity to compete with industry leaders.

Results of Operations for the three months ended September 30, 1997 and
1996

Synthetic Turf Manufacturing, Sales and Installation

     The Company's synthetic turf manufacturing subsidiary's operation, formerly American Turf Manufacturing, Inc., is now operating under a new corporate entity, Worldwide Golf Resources, Inc., a Georgia Corporation. The new Management has chosen to create this entity in order to obtain a clean separation from various activities of the replaced managers of American Turf Manufacturing, Inc. These activities include outdated and nettlesome contracts with sales representatives, as well as general management practices. The Company feels that with the increased volume of synthetic turf revenues, the increased number of contracts being negotiated, and the new direction of Company goals, this was the time to ensure a separation from the activities of American Turf Manufacturing Inc., and move towards the future.

     The development of synthetic or artificial turf surfaces provides new opportunities in the construction and development of driving ranges in those regions which experience extreme variances in climate, such as arid climate or drought, excessive or heavy rainfall, and/or grass disease. Synthetic turf is "community friendly" as it does not require any fertilizing, fungicides, or pesticides. Since water scarcity is becoming a more significant issue in many regions, synthetic turf may become the only avenue in which governmental authorities will grant a permit for building a new driving range. The division currently has five large installation jobs in progress, is negotiating seven large contracts, and has multiple other leads. The Company believes revenues will continue to increase as they have in the past. With over 2,000,000 square feet of turf installation in progress, a conservative estimate is for the revenues to double in the next year.

     The Georgia subsidiary's revenues for the third quarter of 1997 decreased $114,786 (21%) to $425,899, from American Turf Manufacturing's $540,685 in the third quarter of 1996. Worldwide Golf Resources, Inc., a Georgia Corporation provided 73% of the Company's third quarter revenues.

     The net income for the third quarter of 1997 increased $215,502 (294%) to $142,119 from American Turf Manufacturing Inc.'s net loss of $73,383 in the third quarter of 1996.





                      WORLDWIDE GOLF RESOURCES, INC.


Golf Publications

     The Company's publication segment was engaged in the publication of the Las Vegas Golf magazine, the annual Las Vegas Golf Guide and the instructional golf video Golf Tips for Desert Play. Due to limited working capital in the past, the prior sales of these products were minimal. Therefore, the new management does not feel that this segment will achieve the return on investment adequate for the Company. All publication has been stopped, with no plans to re-instate it in the near future. Due to the inactiveness of this segment, this decision has no affect on the Company's revenues.


Golf Driving Range Equipment Manufacturing, Sales and Installation

     The golf driving range equipment manufacturing, sales and installation is effected through Advanced Golf Systems, Inc. dba Range Master of Temecula, California. Net sales for the third quarter ended September 30, 1997, were $6,043 a decrease of $94,478 (94%) from $100,521 in the third quarter of 1996. The reduction in sales was due primarily to restrictions of working capital, and the closing of the operation. Range Master provided 1% of the Company's third quarter revenues. The golf driving range equipment manufacturing, sales and installation is currently being outsourced to Selectronics, Inc. of Elmira Heights, New York. The net loss for the third quarter of 1997 decreased $93,866 to $27,514 from $121,380 in the third quarter of 1996.

     After review of the operation by the new management, the Company has decided this division would require a large amount of the Company's working capital to continue operations. The decision has been made by the new Management to dissolve the wholly-owned subsidiary Advanced Golf Systems, Inc, dba Range Master. The Company feels that this decision will enable the Company to move forward into a new direction which will offer the most value to its shareholders. The driving range equipment industry does not provide a large return on investment. However, the Company may continue to manufacture equipment for its own facilities. This will provide the Company an opportunity to reduce costs at all facilities developed and/or acquired in the future. With the reduction in marketing and sales expenses of this equipment, the Company may focus additional capital on its golf driving range facility acquisitions and development program.


     Golf Club Assembly and Sales

     Tour Precision is currently inactive and had no sales for the third quarter of 1997 or 1996. The new management has decided that due to the competition in this industry, the Company will not try to re-establish this operation in the near future. Due to the inactiveness of this division, this decision has no affect on the Company's operating revenues.



                      WORLDWIDE GOLF RESOURCES, INC.

Golf Course and Country Club Operations

     Pelican Beach Golf Course and Country Club, located in Gimli, Manitoba, Canada, was acquired by the Company on February 1, 1997. The Golf Course recorded sales of $154,163 during the third quarter of 1997. The net loss for the third quarter of 1997 was $11,010. Pelican Beach Golf Course provided 26% of the Company's third quarter revenues. The Country Club showcases a 12,000 square foot, three-level clubhouse which accommodates a pro-shop, a state of the art family amusement center, two cocktail lounges, and a large open seat restaurant. The third floor's principal attraction will be Video Lottery Terminal machines and off-track horse race betting. This facility sustains year-round operations; complementing winter activities such as cross-country skiing and snowmobiling, which enables the Company to maintain year-round revenues.



Results of Operation for the nine months ended September 30, 1997 and 1996


Synthetic Turf Manufacturing, Sales and Installation

     Worldwide Golf Resources, Inc., a Georgia Corporation, earned revenues for the first nine months of 1997 of $1,256,481, an increase of $78,963 (7%) from American Turf Manufacturing's $1,177,518 in the first nine months of 1996. The Georgia subsidiary provided 70% of the Company's first nine months revenues. Management expects this subsidiary to increase its revenue impact through the addition of increased working capital to fill orders presently on hand.

     The net loss for the first nine months of 1997 increased $71,699 (31%) to $300,540 from $228,841 in the first nine months of 1996. The increase was primarily due to an increase in cost of sales, due to inventory adjustments and increased costs. However, this division continues to increase its net income, and the new management believes it will show a profit by the end of 1997.


Golf Driving Range Equipment Manufacturing, Sales and Installation

     The golf driving range equipment manufacturing, sales and installation is effected through Advanced Golf Systems, Inc. dba Range Master of Temecula, California. Net sales for the nine months ended September 30, 1997, were $286,696, a decrease of $152,386 (35%) from $439,082 in the first nine months of 1996.

     The net loss for the first nine months of 1997 decreased $11,205 to $232,543 from $243,748 in the first nine months of 1996. Advanced Golf
Systems, Inc. provided 16% of the Company's first nine months revenues. This facility, and its operation has been shut down, and no additional expenses are being incurred by this operation. The new Management has made the decision to dissolve the wholly-owned subsidiary Advanced Golf Systems, Inc. dba Range Master due to its new strategy to focus attention towards its driving range facility acquisition and development program.


                      WORLDWIDE GOLF RESOURCES, INC.

Golf Course and Country Club Operations

     Pelican Beach Golf and Country Club was acquired by the Company on February 1, 1997. The Golf Course recorded sales of $216,014 through the third quarter of 1997. Pelican Beach Golf Course provided 12% of the Company's first nine months revenues.

     The net loss for the first nine months of 1997 was $28,942. The loss was due primarily to increased operating expenses due to opening activity.

Currency Fluctuations

     Although substantially all of the Company's contracts are denominated in United States dollars, fluctuations in the value of foreign currencies, namely the Canadian dollar, relative to the United States dollar impact the Company's results of operations. The company does not currently engage in hedging activities with respect to currency fluctuations, but may do so in the future.

Forward-Looking Statements and Associated Risks

     This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control, including, but not limited to, economic, competitive and other factors affecting the Company's operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact prove accurate. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.


Liquidity and Capital Reserves

     The Company is planning to complete an offering under Regulation S in the very near future. The offering will supplement the company's working capital needs. This, along with funds generated from operations will allow the Company to continue its growth and to allow for expanded customer base. Additional internal and external sources will be sought in the coming periods as Management institutes a thorough program of rationalizing product lines, their individual revenue potential and their respective inventory/production requirements. In addition, the new Management is currently developing a financial strategy in order to adequately fund its intense sales, marketing, and strategic acquisitions and development program, a primary focus on driving range facilities.


                      WORLDWIDE GOLF RESOURCES, INC.

Change in Management

On September 15, 1997, the Board of Directors made the following changes:
     1. Jeffrey B. Johnson was elected President, Treasurer and Chief Financial Officer.
     2.   Walter Gregory Chomichuk was elected as Vice President/International.
     3.   Debra K. Amigone was elected Secretary of the corporation.

At the annual shareholders' meeting held October 6, 1997, the following were elected to serve on the Board of Directors until the next annual meeting of shareholders:
     1.   Mac Shahsavar
     2.   Elaine Affleck
     3.   Seyed Torabian
     4.   Srini Chary
     5.   Jeffrey B. Johnson

     This change in management corresponds with a change in attitude and direction of the Company. The new President and Chief Financial Officer, Jeffrey B. Johnson, has previously served as president of Management Consulting Services, a financial advisory firm. He has also served as a principal with the national accounting firms of Laventhol & Horwath, Coopers & Lybrand, and Arthur Anderson & Co. In the past, Mr. Johnson has served on the Board of Directors of another publicly traded company, and brings to the Company experience in all aspects of the entertainment and recreational industries. This complete re-organization of management is a vital part in the new focus of the Company. The Company believes the new management possesses the expertise it needs to achieve its new goals, which include an aggressive program to acquire and develop golf driving range facilities.


Trends

      The Company has implemented a change in management in order to focus its attention on the growing golf driving range industry. As of July 1, 1996, the National Golf Foundation (NGF) estimates that there were 1,732 stand-alone golf ranges (those not attached to an 18-hole course); the Golf Range & Recreation Association of America puts the number closer to 2,100. Both agree, however, that the number of centers continues to increase with demand. According to research from Forecast Golf Group, Inc., there is sufficient demand to support up to 3,500 free-standing golf driving ranges in the United States. In 1994, according to the NGF, the dollars spent on range balls per visit averaged $6.25; there were 11.5 million users and visits per user averaged four to five. These figures indicate that golf range industry revenues were $288-$360 million in 1994. The Golf Range & Recreation Association estimates industry revenues from driving range sales at $500 million in 1996. Ladenburg Thalman & Co., Inc. believes there is an important distinction in newly built and renovated centers in that they incorporate activities for the entire family, i.e., miniature golf, batting cages, video games and snack bars. They also believe that the added revenue sources that larger operations are incorporating into their centers will boost total industry sales to $1 billion by the end of the decade. The National Golf Foundation reports that the commercial golf range supply in the U.S. is divided into three sections: large (51+ tees)-21%, medium (21-50 tees)-59%, and small (1-20 tees)-20%. The Company plans to primarily focus on the larger section of golf driving ranges, estimating the average range to be 55-80 tees.


                      WORLDWIDE GOLF RESOURCES, INC.

     The Company believes it has the management, resources, and a capital funding program that will allow it to acquire or develop an average of one range facility per month. These facilities are anticipated to include driving ranges, teaching facilities, and family-oriented recreational facilities. As a leader in the supply of range products, including synthetic turf, for many years, and its recent acquisition of 680104 Alberta Ltd. dba GolfJack, the Company feels the time is right to vertically integrate into the development, acquisition, ownership and management of driving range facilities throughout the country. The ability to supply these facilities with products at cost will instantly allow it to gain a competitive advantage over competition and show higher return on investments. As the Company's driving range development program accelerates, it will also reap the benefits of economies of scale, and volume discounts, for the products it will need to purchase (range balls, tee dividers, etc.), allowing for increased margins.

     The new management's decision to move aggressively into this lucrative market shows its desire to exploit its knowledge, leadership, and relationships in the driving range facility industry. Management believes the Company has the foundation to achieve optimum shareholder value. As the Company acquires facilities, all segments of its operation will benefit. As it gains a share of this $1 billion market, the Company will gain the ability to finance future acquisition with strong operating revenues. The Company believes the time is right to gain entrance into this market, as well as continue its acquisitions of quality companies with high investment returns.



PART II--OTHER INFORMATION

Item 1.       Legal Proceedings.

Pending litigation is deemed not to have any material impact on the Company's financial position.

Item 2.       Changes in Securities.
          None.

Item 3.       Defaults by the Company upon its Senior Securities.
          None.

Item 4.       Submission of Matter to a Vote of Security Holders.

     At the annual shareholders' meeting held October 6, 1997, the following were elected to serve on the Board of Directors until the next annual meeting of shareholders:
     1.   Mac Shahsavar
     2.   Elaine Affleck
     3.   Seyed Torabian
     4.   Srini Chary
     5.   Jeffrey B. Johnson


                      WORLDWIDE GOLF RESOURCES, INC.



Item 5.       Other Information.


Subsequent Events

      On October 23, 1997, the Company completed the acquisition of 100% of 680104 Alberta, Ltd. doing business as GolfJack. GolfJack is a state of the art, patented golf training and practice device that will "revolutionize the driving range" allowing the user to create any type of uphill, sidehill, and downhill lies. The Company has assembled a distribution network with over twenty (20) of the golf industry's top sales representatives.

      On October 31, 1997, the Company signed a letter of intent with Suncorp Commercial Trust I on a debt to equity restructuring for Pelican Beach Golf and Country Club. This agreement allows the Company to issue an interest bearing convertible debenture to the lender as payment for $2,109,998 in debt, the majority being mortgage payable. The Company believes this restructuring frees up working capital to aggressively continue its intense sales, marketing, and strategic acquisitions program.



Item 6.       Exhibits and Reports of Form 8--K.


     A Form 8-K filed on July 28, 1997 to report a change in the Officers and Directors of the registrant.


      A Form 8-K was filed on October 23, 1997 to report the new change in management, and to disclose the acquisition of 680104 Alberta, Ltd., d/b/a GolfJack.


                      WORLDWIDE GOLF RESOURCES, INC.


                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WORLDWIDE GOLF RESOURCES, INC.
(Registrant)



By:/s/Jeffrey B. Johnson                          By:/s/Debra K. Amigone
   --------------------------                        ----------------------
      Jeffrey B. Johnson                                 Debra K. Amigone
      President and                                      Secretary
      Chief Operations Officer


Date: November 19, 1997                                 Date: November 19, 1997
      ----------------------                                  ------------------

