Form 10-K
period 1997-12-31
WORLDWIDE GOLF RESOURCES INC
filed 1998-10-07
CIK 810156

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

     [X]   ANNUAL REPORT  PURSUANT  TO  SECTION  13  OR  15(d)OF  THE
                      SECURITIES EXCHANGE ACT OF 1934

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended: December 31, 1997

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

251 Saulteaux Crescent
Winnipeg, MB, Canada                                   R3J 3C7
(Address of principal executive offices)               (Zip Code)

     Registrant's telephone number including area code: (204) 885-5555

        Securities registered pursuant to Section 12(b) of the Act:
                                   None

        Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, $0.0001 par value
                             (Title of Class)

     Indicate  by  check  mark whether the registrant  (a)  has  filed  all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     Indicate by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.  [     ]

     The aggregate market value (the average bid and asked prices) of the voting stock held by non-affiliates of the registrant on December 31, 1997, was approximately $5,432,524. The number of shares of Common Stock, $0.0001 par value, outstanding on December 31, 1997, was 13,674,748 shares, held by approximately 300 shareholders.

     This form 10K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10K (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in "Business Risks" under
Item  1  and set forth in the "Management's Discussion and Analysis"  under
Item 6.

PART I

ITEM 1.   BUSINESS

General

     Worldwide Golf Resources, Inc. (together with its subsidiaries, unless the context requires otherwise, the "Company") is currently and has been engaged in several golf-related ventures; the manufacture and sale of an innovative golf practice and teaching device (680104 Alberta Ltd. d/b/a GolfJackT); an 18 hole golf course and club house in Manitoba, Canada, (Pelican Beach Golf and Country Club); and golf centers designed to provide a wide variety of practice opportunities, including facilities for driving, chipping, putting, pitching and sand play, (Worldwide Golf Centers, Inc.). In addition, the Company manufactured driving range equipment through Advanced Golf Systems, Inc. d/b/a Range Master of Temecula, California; manufactured and installed synthetic turf for use in driving ranges, as well as other applications (Worldwide Golf Resources of Georgia, d/b/a American Turf, Inc.).

     During  1997  the Company commenced a reorganization plan wherein  the
Company effected certain strategic management changes and commenced the elimination of certain non-performing subsidiaries. Range Master ceased operations in July, 1997 due to a lack of orders sufficient to provide the Company with an economically viable opportunity to produce competitive products in the driving range equipment arena. In the third quarter of 1998, the Company sold its synthetic turf manufacturing, sales and installation subsidiary which was conducted through Worldwide Golf Resources of Georgia, d/b/a American Turf, Inc. of Rome, Georgia. American Turf is one of the suppliers of synthetic turf to golf driving ranges, golf courses, and other athletic fields.

Recent Activity

     On January 22, 1997, the Company entered into an agreement with 3422488 Manitoba Ltd. whereby the Company acquired all the issued and outstanding shares of 2671914 Manitoba, Ltd. (Pelican), a Canadian Corporation, which owns as its sole asset the real property generally described as the Pelican Beach Golf and Country Club, located at Gimli, Manitoba, Canada. Consideration for the purchase was common shares of the Company which resulted in the original shareholder of Pelican owning approximately 61% of the Company's total issued and outstanding common shares following the acquisition. The transaction has been accounted for as a reverse acquisition whereby, notwithstanding the legal acquisition of Pelican by the Company, the transaction was accounted for as an acquisition of the Company by Pelican. Application of reverse acquisition accounting resulted in the following accounting: (i) the consolidated financial statements for the companies are issued under the name of Worldwide Golf Resources, Inc. but are considered to be a continuation of the financial statements of Pelican, the legal subsidiary; (ii) as Pelican is deemed to be the acquirer for accounting purposes, its assets and liabilities are included in the consolidated balance sheets at their historical carrying values; and (iii) control of the net assets and liabilities of the Company were acquired by Pelican for deemed consideration being the fair value ascribed to the net assets of the Company.

     On July 22, 1998, the Company entered into an agreement ("Pro Golf Agreement") to purchase all of the outstanding shares of Pro Golf of
America, Inc. ("Pro Golf"). The Pro Golf Agreement includes the acquisition of State of the Art Golf Company, Inc. ("SOTA"), which consists of the rights to the Pro Golf private labels golf products, and an agreement with the selling shareholders of Pro Golf to purchase their ownership interests in Pro Golf of Nevada, L.L.C., which operates the 20,000 square foot Pro Golf Discount Superstore in Las Vegas, Nevada, which Pro Golf Agreement is subject to certain conditions, including financing. The Pro Golf Agreement further specifies that Worldwide Golf Resources, Inc. will change its name to "Pro Golf" if and when the Company consummates the transaction with Pro Golf. Aside from the terms and conditions as set forth in the Pro Golf Agreement, the transaction will be subject to the terms and conditions as established by lenders and/or investment bankers assisting the Company in raising capital for the acquisition, which terms and conditions may include the formation of a separate holding corporation and or subsidiary corporation.

Golf Course Operations

     The Company has one 18-hole golf course in Gimli, Canada known as the Pelican Beach Golf and Country Club which became an approved regulation golf course on March 31, 1998. The Pelican Beach Golf and Country Club has a restaurant and catering facility to accommodate large parties and weddings, a clubhouse, a pro-shop, a driving range and PGA-certified golf instructors on site. This 18-Hole championship golf course and country club provides the company with a substantial asset. Gimli is known as the traveler's paradise. Miles of clean, sandy beaches and a well-developed tourist industry place this town among the best tourist attractions in Manitoba. Pelican Beach, located on the shore of Lake Winnipeg, has received rave reviews and is promised to be one of the top courses in the province.

     The 12,000 square foot clubhouse consists of three floors. The 2,690 square foot ground floor accommodates a kitchen, washrooms and pro shop. The second floor of the lighthouse-shaped clubhouse hosts a 155-seat restaurant plus a cocktail lounge. The third floor has another cocktail lounge where the principal attraction is video lottery terminal machines and off-track horse race betting. The Company has created a facility that generates year-round revenues. In addition, there are two large outdoor decks, including one that seats 200 people in a circular area of 4,300 square feet.

     Part of the Company's operating strategy is to acquire golf courses in areas where it owns or operates, or intends to own or operate, golf centers so that it has available a golf course on which to: (i) train its golf instructors so that they may become PGA-certified and (ii) provide full golf packages and complete instructions to driving range customers. In addition, the Company believes that it can attract customers of the golf courses to use its golf centers.

GolfJackT

     In October of 1997, the Company purchased 680104 Alberta Ltd. d/b/a GolfJackT. GolfJackT developed an innovative and revolutionary new golf practice and teaching product which enables the user to adjust a hitting platform to create any type of downhill, sidehill or uphill lie, thereby bringing the golf course to the driving range. Unique features and advantages of the GolfJackT include: (i) teaches proper swing technique,
(ii)  allows  for  the  simulation of real golf shots,  and  (iii)  has  no motorized parts. GolfJackT has been designed for a wide variety of businesses including: (i) golf courses and driving ranges, (ii) golf professionals/instructors, (iii) amusement parks, (iv) hotels and resorts,
(v) private and leisure golfers, and (vi) recreation and fun centers. GolfJackT markets its products principally through a distribution network consisting of 25 of the golf industry's top salesman, including the world-renowned golf instructor Michael Hebron. Product marketing activities include distribution of sales and product literature describing the Company's product and its benefit, attendance at PGA trade shows, golf driving ranges and communications with top teaching professionals throughout the world. The Company has an exclusive patent, number 5,527,042, for the GolfJackT. The Company currently utilizes the manufacturing facilities of Charlston & Hill Co. located in Lethbridge, Alberta, Canada to supply the GolfJackT to intended customers.

Worldwide Golf Centers

     In January of 1998, the Company formed Worldwide Golf Centers, Inc., ("WGC") for purposes of operating golf centers designed to provide a wide variety of practice opportunities, including facilities for driving, chipping, putting, pitching and sand play. In addition, the Company's golf centers typically offer golf lessons instructed by PGA-certified golf professionals, in some cases full-line pro shops and other amenities to encourage family participation. As of February 1, 1998, the Company owned, leased or managed 3 golf facilities in the greater Orlando, Florida area, comprised of: the Altamonte Springs facility, an 18.5 acre facility; the Casselberry facility, a 22 acre facility; and the Port Orange facility, a 13 acre facility. The Company believes that it attracts customers to its golf centers primarily due to the quality, convenience and comfort of its facilities and their appeal to the whole family. The Company's golf centers are designed around a driving range with target greens, bunkers and sand traps to simulate golf course conditions. The ranges are lighted to permit night play, the hitting tees are enclosed or sheltered from above and from the rear in a climate sensitive environment to permit near all-weather play. There are approximately 20 to 60 hitting tees in the facilities. In addition to the driving range, the Company's golf centers include a number of amenities designed to appeal to golfers and their families, such as a 4,000-6,000 square foot clubhouse (including a restaurant or snack bar), PGA-certified golf instructors, landscaped 18-hole putting course and a short game practice area (including putting green and sand traps). The Company's future plans will include pro shops that are stocked with clubs, bags, shoes, apparel, videos and related accessories from a number of suppliers.

BUSINESS STRATEGY

     The Company's principal business strategy is to grow revenue and net income by capitalizing on the growth and popularity of the game of golf and by; (i) increasing the number of golf centers it owns, leases or manages through (a) identifying and acquiring well-located ranges that have the potential for improvement under better management and with improved or expanded facilities, including the addition of enclosed hitting areas, full-line pro shops, miniature golf courses and other amenities and (b) building new centers in locations where suitable acquisition opportunities are not available, (ii) seeking to realize economies of scale through centralized purchasing, accounting, management information systems and cash management;
(iii) incorporating the Company's GolfJackT into its golf centers while expanding the market of the GolfJackT through independent sales; (iv) operate the Company's Pelican Beach Golf and Country Club; and (v) incorporating retail golf stores (See "Business-General-Recent Activity") within golf centers and through the additional sale of Pro Golf Discount franchises and increasing the number of golf courses owned by the Company. The Company is also exploring opportunities to license or franchise the Golf Centers concept internationally and domestically.

     Acquisition of Pro Golf Discount of America. On July 22, 1998, the Company entered into an agreement to purchase all of the outstanding shares of Pro Golf of America, Inc. ("Pro Golf") subject to certain conditions, including financing. Pro Golf has three distinct business focuses which, when and if the closing occurs, will become a major strategy for the
Company: (1) Retailing- Pro Golf currently has under franchise agreements, 166 stores located in the US, Canada and the Philippines; (2) Franchising-Pro Golf is the oldest franchisor of specialty golf stores in the United States; and (3) Equipment Licensing and Marketing- Pro Golf currently designs and markets two golf equipment brands, Excalibor and Unique, which are sold through the 166 Pro Golf Discount Stores.

     Acquisition of Golf Centers. The Company will continue to participate in the golf center industry by increasing the number of golf centers it owns, leases or manages by (i) identifying and acquiring well-located, under performing ranges that have the potential for improvement through better management and facility enhancements and (ii) building new centers in locations where suitable acquisition opportunities are not available. The Company's principal acquisition strategy is to target stand-alone ranges or golf centers in stable communities with favorable demographics, generally in close proximity to upscale urban and suburban areas, which generally contain the highest concentration of golfers. In determining which facilities may be suitable acquisition candidates, management conducts demographic and competitive analyses and considers such factors as ease of access, visibility from major thoroughfares and potential for improvement in revenues and operating cash flow through capital improvements.

     Acquire Existing Ranges and Centers. The Company believes the highly fragmented driving range industry presents numerous opportunities for it to acquire, upgrade and renovate golf centers and driving ranges. The Company anticipates that it will purchase the land and facilities of the properties it acquires but may from time to time enter into long-term leases or contracts to manage sites where the Company determines ownership to be uneconomical or where the facilities are not for sale, such as those owned by municipalities or land which does not permit current development due to zoning issues and/or land fill oriented sites. After taking operating control of an acquired range, the Company may commence various capital improvements to conform the acquired range to the Company's individually tailored development plan for that site. Capital improvements may include increasing the number of tee stations, sheltering the hitting stations or enclosing the driving range, installing lights to permit night play, adding or expanding pro shop and clubhouse facilities and constructing miniature golf courses and other amenities to encourage family participation. The Company trains the staff of newly acquired golf centers in accordance with the standards of existing facilities, and directs the general manager of the site to report to the Company's Regional Manager, who in turn reports to the Company's General Manager located in Las Vegas, Nevada. The Company also implements operational controls, including a token-based system for dispensing range balls, centralized cash management and management information systems, which allow the Company to centrally track the operations of each facility from its headquarter offices.

     Develop New Centers. In locations where suitable acquisition opportunities are not available or where the Company determines ownership is not economically feasible, the Company intends to buy or lease land on which it will build new golf centers similar to those currently operated by the Company. To date, the Company has not built a facility under this plan. Based upon its research, the Company anticipates that under normal conditions construction of a facility will take approximately four to six months to complete and can be achieved at a total cost of between $2 million to $3.5 million depending on amenities, exclusive of the cost of land. However, there can be no assurance that the Company will be able to construct its facilities in such time periods or for such cost. The Company will initially form alliances with industry expertise to assist in such development opportunities.

     Inter-relationship Between Other Affiliate Organizations. The Company believes that its range acquisition and development program can be integrated within the Company's golf course acquisition strategy wherein the range customers can be trained at the range training facilities, and likewise, the golf course facilities in the future may provide range users with the ability to play golf at the Company's courses. In addition, the Company's range operations provide the Company's Golf Jack division with an additional customer base, thus increasing the Company's revenues.

     Economies of Scale. The Company believes that by virtue of its size, the Company will continue to take advantage of quantity discounts on equipment and golf merchandise sold through its pro shops. All accounting, insurance, cash management, finance and human resource functions are monitored centrally at the Company's headquarters. In markets where the Company has or attains a substantial presence, the Company believes that it will be able to take advantage of various advertising media to promote attendance at its facilities.

     Licensing and Franchising. The Company has plans, where viable, to grant non-exclusive license agreements to open up golf centers under the name "Worldwide Golf Centers" to both non-affiliated and affiliated entities. The Company anticipates receiving royalties and/or profit participation from each such golf center. The Company believes that the growing recognition of the Worldwide Golf Center name and the economies of scale it realizes in purchasing may make it attractive to license or franchise the Worldwide Golf Center concept domestically and internationally. The Company is currently exploring this possibility and may grant several licenses to test its viability. The Company's ability to significantly increase revenue, net income and operating cash flow over time  depends  in  large  part  upon  its  success  in  capital  formation,
establishing   viable   credit  facilities,  acquiring   or   leasing   and
constructing additional golf facilities at suitable locations upon satisfactory terms. The acquisition of golf facilities may become more expensive in the future to the extent that demand and competition increases. The likelihood of the success of the Company must be considered in light of the acquisition or lease opportunities available and the problems, expenses, difficulties, complications and delays frequently encountered in connection with the construction and opening of new golf centers. To successfully implement its principal expansion strategy, the Company must integrate acquired or newly opened golf facilities into its existing operations. As the Company grows, there can be no assurance that additional golf facilities can be readily assimilated into the Company's operating structure.

     Leverage Centralized Operations. All purchasing, accounting, insurance, cash management, finance and human resource functions are managed centrally at the Company's headquarters. Centralization improves facility performance by reducing expenses and administrative burdens, allowing management to focus on customer service and facility operations. In addition, each facility receives the benefits of the Company's purchasing power, enabling it to take advantage of quantity discounts on merchandise sold through its pro shops and equipment used at its facilities.

GOLF INDUSTRY OVERVIEW

     According to a 1996 study by the NGF, there were approximately 25 million golfers in the United States. The average age of the golf driving range user was 37.1 years old, with an average household income of $55,700 per year. Those with household income in excess of $75,000 (approximately 35% of all stand-alone range users), were the most likely to visit a stand-alone range, visiting 3.7 times more frequently than those with household income of less than $30,000 (19% of all stand-alone range users) and 1.5 times more frequently than those with household incomes between $40,000 and $75,000 (46% of all stand-alone range users).

     Based on published information from the Golf Range and Recreational Foundation, there were between 1,900 and 2,300 stand-alone driving ranges in the United States. The average number of tee stations per range in the industry, as estimated by the NGF was 40, with 50% of all stand-alone ranges offering 35 or fewer tee stations. Large stand-alone ranges, defined as ranges with more than 50 tee stations, accounted for approximately 21% of all facilities. In addition, the NGF estimates that, 92% of all stand-alone driving ranges were managed by owner-operators. The Company believes that as a result of the highly fragmented nature of the industry and the lack of experience, expertise and financial resources of the existing owner-operators, the industry presents significant opportunities for the Company to acquire, upgrade and renovate golf centers and driving ranges.

THE GOLF CENTERS

     The Company's golf centers are typically larger, more attractive and offer more amenities than the average golf centers in the industry. The Company believes that it attracts customers to its golf centers due to the quality, convenience and comfort of its facilities and their appeal to the whole family. The golf centers are designed to provide a wide variety of practice opportunities, including facilities for driving, chipping, putting, pitching and sand play, and typically offer full-line pro shops, golf lessons instructed by PGA-certified golf professionals and other amenities to encourage family participation. They are designed around a driving range with target greens, bunkers and sand traps to simulate golf course conditions. Generally, the Company's ranges are lighted to permit night play and the hitting tees are enclosed or sheltered from the rear in climate sensitive environment to permit all-weather play. In addition to the driving range, the Company's golf centers include a number of amenities designed to appeal to golfers and their families, such as a 4,000-6,000 square foot clubhouse (including a restaurant or snack bar), PGA-certified golf instructors, landscaped 18-hole putting course and a short game practice area (including putting green and sand traps). The Company's future plans will include pro shops that are stocked with clubs, bags, shoes, apparel, videos and related accessories from a number of suppliers.

     The Company's recently acquired centers are undergoing or are expected to undergo capital improvement programs to add certain amenities. Golf center design is affected by the size, shape and other characteristics of available site locations, weather patterns, zoning requirements and market conditions.

GOVERNMENTAL REGULATION

     Operations at the Company's golf facilities involve the use and limited storage of various hazardous materials such as pesticides, herbicides, motor oil, gasoline, heating oil and paint. Under various federal, state and local laws, ordinances and regulations (which are administered, in the case of federal laws and regulations, primarily by the United States Environmental Protection Agency), an owner or operator of real property is generally liable for the costs of removal or remediation of hazardous substances that are released on or in its property regardless of whether the property owner or operator knew of, or was responsible for, the release of hazardous materials. The Company has not been informed by any governmental authority or instrumentality of any non-compliance of any environmental laws, ordinances or regulations. Although the Company usually hires environmental consultants to conduct environmental studies, including invasive procedures such as soil sampling or ground water analysis, on golf facilities it owns, operates or intends to acquire, in some cases only limited invasive procedures are conducted on such properties and in a limited number of instances no environmental studies are conducted. Even when invasive procedures are used, environmental studies may fail to discover all potential environmental problems. Accordingly, there may be potential liabilities or conditions of which the Company is not aware. The Company is subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. Restaurants at certain of the Company's facilities serve alcoholic beverages and are subject to certain state "dram-shop" laws, which provide a person injured by an intoxicated individual the right to recover damages from an establishment that wrongfully served such beverages to the intoxicated individual.

BUSINESS RISKS

Growth And Expansion Strategy

     The Company's ability to significantly increase revenues, operating cash flow and net income over time depends in large part upon its success in acquiring and improving or leasing or constructing additional facilities at suitable locations upon satisfactory terms. There can be no assurance that suitable facility acquisition or lease opportunities will be available or that the Company will be able to consummate acquisition or leasing transactions on satisfactory terms. The acquisition of facilities may become more expensive in the future to the extent that demand and competition increase. The likelihood of the success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the construction and opening of new facilities and improvements to existing facilities, including delays in obtaining required permits. To successfully implement its expansion strategy, the Company must integrate acquired or newly opened facilities into its existing operations, which may necessitate the implementation of enhanced operational and financial systems and may require additional employees and management, operational, financial and other resources. As part of its strategy, the Company has recently announced that its is entering the franchising of golf retail stores through the acquisition of Pro Golf of America, Inc., a transaction which has not been completed as of the date of this filing; however is intended to be complete during the final quarter of 1998. As the Company grows, there can be no assurance that additional facilities can be readily assimilated into the Company's operating structure. The Company's inability to efficiently integrate facilities or to successfully complete the Pro Golf of America, Inc. acquisition could have a material adverse effect on the Company's financial condition and results of operations. In addition, a number of the facilities which the Company has acquired have, and facilities it may acquire in the future may have, experienced losses. As a result of the timing of the Company's acquisitions, the seasonality of the acquired businesses, the expansion of the Company's business to include the Pro Golf acquisition and other factors, the Company's historical, pro forma and trailing twelve month results of operations referred to herein are not necessarily indicative of future results. There can be no assurance that facilities recently acquired by the Company or those that the Company may acquire in the future will operate profitably and will not adversely affect the Company's results of operations.

Dependence On The Golf Industry

     The Company is highly dependent on the golf industry, and the public's interest in utilizing golf practice centers, for the generation of its revenues and earnings. Activities such as golf have, in the past, been susceptible to increases and decreases in popularity that have materially affected the financial condition and results of operations of companies dependent on such activities, and there can be no assurance that the golf industry will not suffer a material decrease in popularity, which would result in a material adverse effect on the Company's business and operations. In addition, customer spending on activities such as golf is generally considered to be discretionary spending, which may be significantly decreased as a result of regional or national economic downturns.

Vulnerability To Weather Conditions And Seasonal Results

     Historically, the second and third quarters of the year have accounted for a greater portion of the Company's revenues than have the first and fourth quarters of the year for Company's similar to the Company. This is primarily due to an outdoor playing season limited by weather. Although most of the Company's driving ranges and Golf Course in Canada are designed to be all-weather facilities, portions of the Company's facilities, including the putting greens and golf courses, are outdoors and vulnerable to weather conditions. In addition, golfers are less inclined to practice when weather conditions limit their ability to play golf on outdoor courses. The Company expects its expansion into the golf retail operations through the acquisition of Pro Golf to partially offset such seasonality. The timing of new center openings and acquisitions may also cause the Company's results of operations to vary significantly from quarter to quarter. Accordingly, period-to-period comparisons are not necessarily meaningful and should not be relied on as indicative of future results. In addition, variability in the Company's results of operations could cause the price of the Company's securities to fluctuate following the release of interim results of operations or other information and may have a material adverse effect on the price of the Company's securities.

Competition

     The golf centers, golf training devices, and retail operations under acquisition are each highly competitive and include competition from other golf centers, traditional golf ranges, golf courses, other retail outlets and other recreational pursuits. The Company may face imitation and other forms of competition and the Company cannot prevent or restrain others from utilizing a similar operational strategy. Many of the Company's competitors and potential competitors such as Family Golf Centers have considerably greater financial and other resources, experience and customer recognition than does the Company. There can be no assurance that competition will not adversely affect the Company's business or ability to acquire additional properties.

Dependence On Certain Agreements

     The future success of the business and operations of the Company is dependent, in part, upon certain key operating agreements, including its real property leases, distribution agreements with respect to the GolfJackT and the franchise agreements, if and when the Company completes the acquisition of Pro Golf. The termination of any of these agreements may have a material adverse effect on the Company. After giving effect to renewal options none of the Company's leases, as of December 31, 1997, is expected to expire until June 1 2002. However, the leases may be terminated prior to their scheduled expiration should the Company default in its obligations thereunder. The termination of any of the Company's leases could have an adverse effect on the Company. If any of the Company's leases were to be terminated, there can be no assurance that the Company would be able to enter into leases for comparable properties on favorable terms, or at all. After giving effect to renewal options none of the Company's mortgages, as of December 31, 1997, is expected to expire until March 2001 except as stated herein. However, the mortgages may be terminated prior to their scheduled expiration should the Company default in its obligations thereunder. On January 15, 1998, in conjunction with the acquisition of the Altamonte Springs driving range, Worldwide Golf Centers, Inc. executed an agreement extending and modifying a mortgage instrument wherein One Million Dollars ($1,000,000) is due on or before December 15, 1999. Concurrent therewith, Worldwide Golf Centers, Inc. purchased the Port Orange driving range subject to a mortgage which is currently in litigation. Worldwide Golf Centers, Inc. purchased the property on the basis that Worldwide Golf Centers, Inc may have to pay the full amount of liability of $525,000. However, in the event Worldwide Golf Centers, Inc is the prevailing party then in that event the mortgage will remain at $200,000 in principal.

Additional Financing Requirements

     The Company anticipates that it will need to raise additional capital in the future to continue its long-term expansion plans, inclusive of the financing required to acquire Pro Golf of America, Inc. There can be no assurance that the Company will be able to obtain additional financing on favorable terms or at all. The Company's ability to continue as a going concern is dependent on its ability to raise the additional financing to purchase Pro Golf of America, Inc., and to execute its reorganization plan as referenced herein.

Environmental Regulation

     Operations at the Company's facilities involve the use and limited storage of various hazardous materials such as pesticides, herbicides, motor oil, gasoline, heating oil and paint. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property is generally liable for the costs of removal or remediation of hazardous substances that are released on or in its property regardless of whether the property owner or operator knew of, or was responsible for, the release of hazardous materials. The Company has not been informed by any governmental authority of any non-compliance or violation of any environmental laws, ordinances or regulations and the Company believes that it is in substantial compliance with all such laws, ordinances and regulations applicable to its properties or operations. As of December 31, 1997, the Company had not incurred material costs of remediation and the Company knows of no material environmental liability to which it may become subject. Although the Company usually hires environmental consultants to conduct environmental studies, including invasive procedures such as soil sampling or ground water analysis on facilities it owns, operates or intends to acquire, in some cases only limited invasive procedures are conducted on such properties and in a limited number of instances no environmental studies are conducted. Accordingly, there may be potential environmental liabilities or conditions of which the Company is not aware.

Control By Current Stockholder

     As of December 31, 1997 Janice Shahsavar wife of Mac Shahsavar beneficially owned 6,160,000 shares of Common Stock, constituting approximately 45% of such outstanding shares. Mr. Shahsavar is, therefore, able to exercise significant influence with respect to the election of the directors of the Company and all matters submitted to a vote of the stockholders of the Company.

Year 2000 Issues

     Certain of the Company's computer systems and software may interpret the year 2000 as some other date. The operating system generally employed by the Company is Windows 95, which is year 2000 compliant. The networking, general ledger and accounts payable and facility point-of-sale and software programs require software updates or modifications to address the year 2000 problem. The Company is further addressing the matter by replacing certain older computers and installing off-the-shelf and other third-party software that is year 2000 compliant, at an estimated cost of less than $1,000. The Company anticipates that installation of year 2000 compliant software and hardware will be completed by the end of 1998. The Company does not believe that the year 2000 problem will have a material affect on the Company's operations, however, no assurance can be given that the software updates and new computers will resolve the problem as scheduled or at all.

EMPLOYEES

     As of December 31, 1997, the Company employed approximately 6 management employees in the State of Nevada, 40 employees in Canada and 3 employees in Georgia. None of such employees is covered by a collective bargaining agreement. The Company believes that its relationship with its employees is satisfactory.

ITEM 2.   PROPERTIES

     Executive and Administrative Offices. The Company's principal executive offices are located at 251 Saulteaux Crescent, Winnipeg, MB, Canada, and the administrative offices are located at 1850 E. Flamingo Rd., Suite 111, Las Vegas, Nevada in approximately 2,500 square feet of space leased from Balboa International under a sublease agreement on a month to month basis.

     American Turf Manufacturing. The Company leases office and warehouse space at 101 Calhoun Avenue, Rome, Georgia, 30162. The Company as of year end made monthly lease payments for the utilization of the space in Rome.

     Pelican Beach Golf and Country Club. The Pelican Beach Golf and Country Club is located in Gimli, Manitoba, Canada and is 100% owned by 2671914 Manitoba, Ltd., a Canadian corporation. This 18-hole championship golf course, which includes the 12,000 square foot clubhouse consisting of three floors. The 2,690 square foot ground floor accommodates a kitchen, washrooms, the pro shop and a fine dining room. The second floor of the lighthouse-shaped clubhouse hosts a 155-seat restaurant plus a cocktail lounge. The third floor has another cocktail lounge where the principal attraction is video lottery terminal machines and off-track horse race betting. In addition, there are two large outdoor decks, including one that seats 200 people in a circular area of 4,300 square feet.

     Altamonte Springs Driving Range. Altamonte Springs Driving Range is a driving range complex located on 292 Central Parkway, in Altamonte Springs, Florida, approximately 11 miles north of Orlando, Florida. The property consists of a total of 18 acres, 5 acres are owned by Worldwide Golf Centers, Inc. subject to a 2 year mortgage in the sum of $1 million, payable $11,900 per month at 9.25% interest, and a 10 year lease payable monthly at $4,220. The facility is operated by Worldwide Golf Centers, Inc., a wholly owned subsidiary of the Company.

     Casselberry Driving Range. Casselberry Driving Range is a driving range complex located on Red Bug Lake Road, in Casselberry, Florida, approximately 15 miles north of Orlando, Florida. The property consists of 20 acres subject to a 4-year lease with two two-year extensions, payable quarterly at $18,000. The facility is operated by Worldwide Golf Centers, Inc., a wholly owned subsidiary of the Company.

     Port Orange Driving Range. Port Orange Driving Range is a driving range complex located on S. Nova Road, in Port Orange, Florida, approximately 1 mile south of Daytona Beach, Florida. The property consists of 13 acres subject to a disputed mortgage of a maximum amount of $525,000.

     GolfJackT. operates from a facility in Lethbridge, Canada, which property is owned and operated by Tait Management Company. Tait Management Company is controlled by Gordon Tait, general manager of 680104 Alberta, Ltd., (a Canadian corporation, and a wholly owned subsidiary of the Company). Tait Management has a distribution agreement with the Company wherein Tait Management is responsible for the sales and marketing of the GolfJackT.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against the Company which may materially affect the Company. During 1997 and 1998 the Company settled various lawsuits involving the Company, on a favorable basis.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the Company's fiscal year ended December 31, 1997.

PART II

ITEM 5.   MARKET  FOR  REGISTRANT'S COMMON EQUITY AND  RELATED  STOCKHOLDER
          MATTERS

     The Company's Common Stock is traded in the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the NASDAQ symbol GOFR. The following table sets forth the quarterly high and low bid prices for the Company's Common Stock during the last two fiscal years of the Company, as reported by the National Quotations Bureau. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.
                         1997                          1996

                    High      Low                 High      Low

1st Quarter         $2.38          $1.75          $3.63          $2.00
2nd Quarter         $2.12          $0.60          $2.62          $1.88
3rd Quarter         $1.19          $0.63          $2.19          $1.75
4th Quarter         $0.84          $0.38          $2.31          $1.00

Note: The Company started trading on July 27, 1994

     As   of   December  31,  1997,  the  Company  had  approximately   300
shareholders of the 13,674,748 shares outstanding.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the Company's Financial Statements and the notes thereto appearing elsewhere in this document.

RISK FACTORS AND CAUTIONARY STATEMENTS

      This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

      The industry in which the Company competes is highly competitive and capital intensive. The Company's future growth and profitability will be dependent upon future developments and/or acquisitions of additional golf courses, golf practice facilities. The number of attractive and profitable acquisition and development opportunities may be limited and the Company may have to compete with other potential buyers whose financial and human resources may be substantially larger than those of the Company. There can be no assurance that the Company will be successful in developing or acquiring any particular project or that any projects acquired or developed by the Company will be profitable. There can be no assurance that the Company will be successful in completing the acquisition of Pro Golf or, if complete, upon terms and conditions satisfactory to the Company. Additionally, the Company will be dependent upon third party funding in the form of equity and/or debt to finance its development and acquisition of future golf courses, golf practice facilities, and Pro Golf. Until funding is obtained for new golf courses, golf practice facilities, or Pro Golf, the Company may be unable to proceed with those acquisitions.

EFFECT OF REVERSE ACQUISITION ACCOUNTING

     On January 22, 1997, the Company entered into an agreement with 3422488 Manitoba Ltd. whereby the Company acquired all the issued and outstanding shares of 2671914 Manitoba, Ltd. 2671914 Manitoba, Ltd., a Canadian Corporation, ("Pelican") owns as its sole asset the real property generally described as the Pelican Beach Golf and Country Club, located at Gimli, Manitoba, Canada. Consideration for the purchase was common shares of the Company which resulted in the original shareholder of Pelican owning approximately 61% of the Company's total issued and outstanding common shares following the acquisition. The transaction has been accounted for as a reverse acquisition whereby, notwithstanding the legal acquisition of Pelican by the Company, the transaction was accounted for as an acquisition of the Company by Pelican. Application of reverse acquisition accounting resulted in the following accounting: (i) the consolidated financial statements for the companies are issued under the name of Worldwide Golf Resources, Inc. but are considered to be a continuation of the financial statements of Pelican, the legal subsidiary; (ii) as Pelican is deemed to be the acquirer for accounting purposes, its assets and liabilities are included in the consolidated balance sheets at their historical carrying values; and (iii) control of the net assets and liabilities of the Company were acquired by Pelican for deemed consideration being the fair value ascribed to the net assets of the Company.

GENERAL

     The Company is engaged in several golf-related ventures, the manufacture and sale of an innovative golf practice and teaching device; an 18 hole golf course and club house in Manitoba, Canada; and, golf centers designed to provide a wide variety of practice opportunities, including facilities for driving, chipping, putting, pitching and sand play. In addition, the Company manufactured driving range equipment through Advanced Golf Systems, Inc. d/b/a Range Master of Temecula, California; manufactured and installed synthetic turf for use in driving ranges, as well as other applications (Worldwide Golf Resources of Georgia, d/b/a American Turf, Inc.).

     During 1997 the Company commenced a reorganization plan wherein the Company effected certain strategic management changes and commenced the elimination of certain non-performing subsidiaries. Range Master ceased operations in July, 1997 due to a lack of orders sufficient to provide the Company with an economically viable opportunity to produce competitive products in the driving range equipment arena. During 1996, due to limited working capital, the Company ceased its publication segment. In the third quarter of 1998, the Company sold its synthetic turf manufacturing, sales and installation subsidiary which was conducted through Worldwide Golf Resources of Georgia, d/b/a American Turf, Inc. of Rome, Georgia.

PLAN OF OPERATION

      The Company's plan of operation for 1998 includes the continued development of the Pelican Beach Golf and Country Club, the completion of establishing operations for the golf centers, the sale of American Turf Manufacturing, the establishing of a manufacturing base and marketing system for GolfJackT, and the completed acquisition of Pro Golf Discount of America, Inc.

      The  Company will seek additional equity and debt sources during 1998
to   fund  the  projects  discussed  herein  as  well  as  other  potential acquisition and development opportunities that may arise.

RESULTS OF OPERATIONS

      As a result of the transaction with 3422488 Manitoba Ltd. being accounted for as a reverse acquisition, the reverse acquisition accounting resulted in the consolidated financial statements for the companies being issued under the name of Worldwide Golf Resources, Inc., however are considered to be a continuation of the financial statements of 2671914 Manitoba Ltd. (Pelican). This reverse acquisition accounting pre-empts the necessity of producing comparative period results.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had working capital of ($1,261,287) compared to ($31,292) at December 31, 1996.

       The cash requirements of funding the Company's expansion and reorganization have historically exceeded cash flow from operations. Accordingly, the Company has satisfied its capital needs primarily through debt and equity financings.

     The Company's outstanding indebtedness as of December 31, 1997 of $4,306,188 bears interest at fixed and variable rates currently ranging from non interest bearing loans to approximately 9.5%. A Regulation S Placement Memorandum was initiated on January 25, 1997, US$1.5 Million to be used for working and expansion capital for the Company, including the completion of construction on the Pelican Beach Golf and Country Club. The Company completed the offering during the first quarter of 1997. During the year ended December 31, 1997, the Company was provided loans from the Chairman of the Board to cover any deficit funding during 1997.

SEASONALITY

     The Company owns a golf course in Gimli, Manitoba, Canada, Pelican Beach Golf and Country Club where the golf course is generally open only during the months of April to October. The Company has not completed a full season with the Pelican Beach Golf and Country Club and is therefore unable to determine the full effect of such seasonality on the Company's operating income. The Company owns its golf driving range centers in Orlando, Florida, which is subject to rain, fire, tornadoes, and hurricanes during certain months of the year. These weather conditions will cause a loss of operating income during such weather conditions.

INFLATION

      There was no significant impact on the Company's operations as a result of inflation during 1995, 1996, and 1997.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-20 of this Form 10-K

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On March 3, 1998, William L. Clancy, C.P.A., was terminated as the independent auditor of the company. On March 6, 1998, the Company reached an agreement with Arthur Andersen & Co., whereby Arthur Andersen & Co. was engaged to act as the Company's auditor, commencing with the Company's audit for the fiscal year ending December 31, 1997. The principal accountant's report on the Company's financial statements for either the past two (2) years has not contained either an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to an uncertainty, audit scope or accounting principles. The change in accountants was approved by the Board of Directors of the Company. During the registrant's two most recent fiscal years and subsequent interim period up to the date of the change of accountants, there were no disagreements with the former accountants on any matters of accounting principles or practices, financial statement disclosure, or auditions, scope or procedures.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     SECTION 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the 1934 Act requires the Company's executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file with the S.E.C. initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Such executive officers, directors, and greater than 10% beneficial owners are required by S.E.C. regulation to furnish the Company with copies of all Section 16(a) forms filed by such reporting persons. Based solely on representation from certain reporting persons, the Company believes that all filing requirements applicable to the Company's executive officers, directors and greater than 10% beneficial owners were complied with except Walter Chomicuk, who is delinquent in filing forms 3, 4 and 5.

     Change in Management. In December 1996, there was a change in the Board of Directors of the Company. Kenneth Maul, Janet Maul and G. Vance Cartee, resigned as directors, and Gerald H. Levine, Marie A. Levine and Seyed Torabian were elected by the remaining board. In January of 1997,
Srini Chary, M.D. and Mahmood Shahsavar were elected to the Board of Directors. In July, 1997, Gerald H. Levine, and Marie A. Levine resigned as Directors, and Elaine Affleck was elected as Director and interim Secretary/Treasurer and Mac Shahsavar was elected interim President. On September 15, 1997 the Board of Directors elected Jeffrey B. Johnson as President, Treasurer and CFO and Debra K. Amigone was elected as Secretary. At a meeting of Directors held on October 6, 1997 Jeffery B. Johnson was elected to the Board of Directors until a Special Directors meeting which was held on December 22, 1997, during which meeting Donald J. Stoecklein was appointed as President and Debra Amigone was appointed Treasurer. At a special meeting of shareholders held January 15, 1998, Jeffery B. Johnson was removed as Director and Donald J. Stoecklein was elected in his place. Mr. Stoecklein remained as President and Director until May 18, 1998, at which time he resigned as President and as a Director; however maintained his position as Corporate Counsel for the Company, with a concurrent appointment of Mahmood Shahsavar as President. Doctor Shrini Chary also resigned as a Board member on May 18, 1998. On May 18, 1998 Anthony DeMint was nominated to the Board of Directors and appointed as Vice President of Operations and Reginald Ebbeling was appointed to the Board of Directors.

DIRECTORS AND EXECUTIVE OFFICERS

NAME AND ADDRESS              AGE       POSITION HELD-RELATIONSHIP

Mac Shahsavar                 40        Chairman of the Board, President
251 Saulteaux Crescent                  & Director
Winnipeg, MB, Canada  R3J 3C7

Debra K. Amigone              45        Secretary/ Treasurer
1850 E. Flamingo Rd., Suite #111
Las Vegas, Nevada  89119

Seyed Torabian                40       Executive Vice President & Director
251 Saulteaux Crescent
Winnipeg, MB, Canada  R3J 3C7

Walter Chomichuk,             60        VicePresident International
251 Saulteaux Crescent
Winnipeg, MB, Canada  R3J 3C7

Reginald Ebbeling             67        Director
251 Saulteaux Crescent
Winnipeg, MB, Canada  R3J 3C7

Alice Elaine Affleck          66        Director
251 Saulteaux Crescent
Winnipeg, MB, Canada  R3J 3C7

Anthony DeMint                24        Director, Vice President
1850 E. Flamingo Rd. #111
Las Vegas, Nevada 89119



Mac Shahsavar, Chairman of the Board, Director, and Chief Executive Officer of the Company. Mr. Shahsavar is currently President and CEO of National Healthcare Manufacturing Corporation, a NASDAQ listed company. National
Healthcare Manufacturing Corporation is a provider of medical supplies. Prior to serving as President of National Healthcare Manufacturing Corporation, Mr. Shahsavar was President and CEO of Excelco Systems, Inc.

Debra K. Amigone, is Secretary and Treasurer of Worldwide Golf Resources, Inc. Debra has been both a legal assistant and office administrator for approximately 20 years. Her many years of experience in corporate law and office administration have given her a vast knowledge of the day to day operation of a corporation.

Seyed Torabian, is Executive Vice-President of Worldwide Golf Resources, Inc. From 1990 to 1993, Mr. Torabian was the Audit Team leader for Westcoast Energy Inc., responsible for the company's environmental audit program. From 1982 to 1990, Mr. Torabian was a process and field engineer for Westcoast, responsible for project management, process optimization, environmental control and maintenance management systems. In addition, he has been the Regional Manager of Canex International Consultants Inc., a private trade and trade financing company, since 1990.

Walter Chomichuk, is Vice President/International of Worldwide Golf Resources, Inc. Mr. Chomichuk currently oversees all of the Company's financing and corporate relations outside of the United States. He has been an instrumental force for the Company since his appointment in 1997.

Alice Elaine Affleck, is a Director of Worldwide Golf Resources, Inc. Since August 1993, Ms. Affleck has been the Controller and manager of
Administration for National Healthcare Manufacturing Corporation. In addition, Ms. Affleck has been Executive Assistant to Mr. Shahsavar, Chairman of the Board and Chief Executive Officer of the Company. Ms Affleck's additional controllership includes four years (1987 through 1991) with EA Computer Accounting & Tax Services, three years (1984 through 1987) with Anesco Group (including administration and accounting for a group of companies employing in excess of 175 personnel) and eight years (1971 through 1979) with Alpine Blasting Co. Ltd. (including responsibility for expenditures and accounting for this corporation with a $10,000,000 budget).

Anthony DeMint, is Vice-President of Worldwide Golf Resources, Inc. Mr. DeMint was brought into the Company during its management reorganization in October of 1997, as Director of Corporate Development. He has been instrumental in all aspects of the Company, from acquisitions to day to day operations. Mr. DeMint has networked himself with many of the golf industry's leaders and is a contributing member of the National Golf Course Owners of America (NGCOA). Prior to his involvement with Worldwide Golf, Mr. DeMint was Chief Operating Officer, Treasurer and Director of another publicly held import and wholesale company, Cutty-Fleet Trading Co., where he managed day to day operations and inventory levels in upwards of $2,000,000 in merchandise. From 1992-1997 Mr. DeMint performed various secondary management positions at the Aladdin Hotel and Casino, in Las Vegas, Nevada. While at the Aladdin, he was vital in implementing cost controls and inventory management. From 1995-1997 Mr. DeMint acted as a managing consultant to a retail store in Las Vegas and within 18 months tripled its revenues to approximately $500,000. Mr. DeMint currently holds a North American Securities Administrators Association (NASAA) Series 63 license.

Reginald Ebbeling was the Managing Partner of Health Industry Development Initiative for the Province of Manitoba, Department of Trade and Tourism. Mr. Ebbeling obtained his Bachelor of Science in Pharmacy in 1953, from the University of Manitoba, was the General Manager of Noco Drugs Manufacturing from 1970 to 1973, and the President of Ebbeling Pharmacies Ltd. from 1953 to 1970.

LIMITATION OF LIABILITY OF DIRECTORS

     Pursuant to the Nevada General Corporation Law, the Company's Articles of Incorporation exclude personal liability for its Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. The Company has agreed to indemnify its directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in the best interests of the Company.

BOARD OF DIRECTORS COMMITTEES AND COMPENSATION

Compensation Committee Interlocks and Insider Participation

     The Board of Directors does not have a Compensation Committee. During fiscal 1995 and up to this filing, the Board of Directors, through the Prior Chairman of the Board, Mr. Kenneth L. Maul, reviewed and approved the compensation of the Company's executive officers. Mr. Maul served as Chief Executive Officer of the Company since its inception through December 1996. At year end December 31, 1997, Mac Shahsavar, Chairman oversaw the compensation of the Company's executive officers.

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

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

                                             Long-Term Compensation
                     Annual Compensation




Name and    Year
Principal
Positions
                                             Awards      Payouts
                                                     Securitie
                                             Restric     s            All
                                    Other      ted   Underlyin  LTI  Other
                   Salary   Bonus   Annual    Stock      g       P   Compe
                     ($)     ($)   Compens   Awards   Options/  Pay   n-
                                    ation      ($)      SARs    out  satio
                                     ($)                ($)      s     n
                                                                ($)   ($)
Mac
Shahsavar,
Chairman    1997  $494,700                            $104,000

STOCK OPTION PLANS

     In October 1997, the Company's Board of Directors adopted an Incentive Stock Option Plan (the "1997 Plan") under which options granted are intended to qualify as "incentive stock options" or "nonqualified options" under Sections 421 and 422A of the Internal Revenue Code of 1986, as amended (the "Code"). This Plan replaced an earlier incentive stock option plan of the Company. Pursuant to the Plan, options to purchase up to 1,500,000 shares of the Company's Common Stock may be granted to employees of the Company. The Plan is administered by the Board of Directors, which is empowered to determine the terms and conditions of each option, subject to the limitation that the exercise price cannot be less than the market value of the Common Stock on the date of the grant (110% of the market value in the case of options granted to an employee who owns 10% or more of the Company's outstanding Common Stock) and no option can have a term in excess of 10 years (5 years in the case of options granted to employees who own 10% or more of the Company's Common Stock). On December 29, 1997, the Board of Directors granted an option to Mac Shahsavar, the Company's President, to purchase up to 400,000 shares of Common Stock at $0.55 per share.

     There are currently a total of 1,500,000 options outstanding under the 1997 Plan with an exercise price of $0.55 per share.

OPTION GRANTS IN 1997

      Under the 1997 Stock Option Plan, the Company granted 1,500,000 stock options to its management and employees. The exercise price of the options is $0.55 per share, expiring December 29, 2002. The Group I stock options (1,105,000) were earned immediately. The Group II stock options (395,000) are earned over the two year period from date of grant starting in December 29, 1997.

      In addition, during 1997, 50,000 stock options were issued as compensation for consulting services provided by an unrelated party. The options are exercisable at $0.87 per share and expire November 5, 2002.

PRIOR OPTION GRANTS (1996)

     In 1996, options were granted to an unrelated party in connection with a loan obtained by the Company. The options allow for the option holder to acquire 300,000 common shares at $2.00 per share, expiring August 5, 2000. The loan was fully repaid in 1997 and the option has not yet been exercised.

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

ITEM   11.    SECURITY   OWNERSHIP  OF  CERTAIN   BENEFICIAL   OWNERS   AND
MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management as of December 31, 1997

Amount and Nature of                    Percent of
Name and Address of Beneficial Owner    Beneficial Ownership     Class

Mac Shahsavar                                -0-                 Common
251 Saulteaux Crescent
Winnipeg, MB, Canada  R3J 3C7

Debra K. Amigone                             .0010               Common
1850 E. Flamingo Rd., Suite #111
Las Vegas, Nevada  89119

Seyed Torabian                               .0022               Common
251 Saulteaux Crescent
Winnipeg, MB, Canada  R3J 3C7

Walter Chomichuk,                            .0055               Common
251 Saulteaux Crescent
Winnipeg, MB, Canada  R3J 3C7

Alice Elaine Affleck                         .0007               Common
251 Saulteaux Crescent
Winnipeg, MB, Canada  R3J 3C7

Anthony DeMint                               -0-
1850 E. Flamingo Rd. Suite 111
Las Vegas, Nevada 89119

Reginald Ebbeling                            .0033               Common
251 Saulteaux Crescent
Winnipeg, MB, Canada  R3J 3C7

Janice Shahsavar    (1)                      .4498               Common
251 Saulteaux Crescent
Winnipeg, MB, Canada R3J3C7

               Officer & Directors
               (as a group 6 persons)

(1) Janice Shahsavar is the wife of the President, Mac Shahsavar.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In March of 1997 the Company issued 255,000 shares to Mahmood (Mac) Shahsavar, the Company's President and Chairman of the Board of Directors, and issued 25,000 to Dr. Srini Chary, each of whom are, or at the time of issuance, were, officers or employees of the Company, in consideration of their contribution to the Company of their respective know how as to company operations.

      During the past fiscal year, the Company paid legal fees in the aggregate of $25,865 to Sperry Young & Stoecklein, a law firm of which Donald J. Stoecklein, a past officer and director of the Company, is a member.

      Included in selling, general and administrative expense for 1997 is $16,000 of rent expense paid to Balboa International, Inc. The Company is related to Balboa International, Inc., as Donald J. Stoecklein, former Director and President is a Director of Balboa International, Inc. and Debra Amigone is Secretary of Balboa.

      During the fiscal year ending December 31, 1996, land held for resale with a book value of $230,978 was transferred to the shareholder, 3422488 Manitoba Ltd. for the same amount in repayment of part of the shareholder's loan.

     On February 13, 1996, concurrent with the purchase by 3422488 Manitoba Ltd., the former shareholders of 3422488 Manitoba Ltd. forgave amounts advanced to 3422488 Manitoba Ltd. totaling $421,763. This was a recorded as a credit to contributed surplus. In addition, at the same time 3422488 Manitoba Ltd. transferred land held for resale to the then shareholders as repayment of shareholder's loans of $131,176. The excess of exchange amount of $131,176 over the book value of $97,813 was recorded as shareholders' contribution.

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

      From time to time, the Company has borrowed funds from its officers, directors and stockholders. As of December 31, 1997 the Company owed $761,977 to Mac Shahsavar, the Company's Chairman.

ITEM  13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND  REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report

1.   Financial Statements:

     A.   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     1.     Independent Auditors  Report                                F-2
     2.     Financial Statements:

Consolidated Balance Sheet at December 31, 1997 and 1996                F-3

          Consolidated Statements of Operations for the Years ended
          December 31, 1997 and 1996                                    F-4

          Consolidated Statements of Operation for the 166 Day Period Ended
          February 1996,                                                F-5

          Consolidated Statement of Stockholders Equity for the Years ended
          December 31,1997, 1996 and February 13, 1996                  F-6

          Consolidated Statement of Cash Flows for the Years ended
          December 31,1997 and 1996                                     F-7

          Consolidated Statement of Cash Flows for the Period ended
          February 13, 1996                                             F-8

          Notes to Consolidated Financial Statements             F-9 - F-23

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

2.   During the fiscal year 1997, the Company filed the following  8-Ks.

                    Mac Shahsavar and Srini Chary appointed to Board. Acquisition of Pelican Beach. Resignation of Michael Arp. (8-K filed January 22, 1997)

                    Change in Accountant. (8-K filed February 25, 1997)

                    Mac Shahsavar elected as President and Elaine Affleck elected to Board and Secretary. Resignation of Gerald and Marie Levine. (8-K Filed July 21, 1997)

                    Election  of a new Board of Directors and new  officers
                    appointed.  Acquisition  of GolfJack.   Resignation  of
                    Andrew Rafkin. (8-K filed November 5, 1997)

                    Removal of Jeff Johnson as President and the appoint of Don Stoecklein, Seyed Torabian and Debra Amigone as officers. (8-K filed December 22, 1997)

3. Subsequent to the end of the fiscal year, the Company filed the following reports on Form 8-K

                    Removal of Jeff Johnson as Director and Don Stoecklein elected to Board. (8-K filed January 20, 1998)

                    Change of Accounts (8-K filed March 9, 1998)

                    Changes of Officers and Directors and resignation of Don Stoecklein and Srini Chary. (8-K filed May 19,
                    1998)

                    Acquisition of Legends (8-K filed on August 8, 1998)

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDWIDE GOLF RESOURCES, INC.                    DATED: October 6, 1998



By:/s/Mac Shahsavar                               By:/s/Debra K. Amigone
     Mac Shahsavar                                     Debra K. Amigone
     President & Principal Executive Officer           Secretary/Treasurer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                         Date



/s/Mac Shahsavar              President, Principal
Mac Shahsavar                 Executive Officer        October 6, 1998
                              & Director


/s/Debra K. Amigone           Secretary / Treasurer    October 6, 1998
Debra K. Amigone


/s/Seyed Torabian             Executive Vice President October 6, 1998
Seyed Torabian


/s/Walter Chomichuk           Vice President
Walter Chomichuk              International            October 6, 1998


/s/Alice Elaine Affleck       Director                 October 6, 1998
Alice Elaine Affleck


/s/Anthony DeMint             Director                 October 6, 1998
Anthony DeMint

/s/ Reginald Ebbeling         Director                 October 6, 1998
Reginald Ebbeling

                      WORLDWIDE GOLF RESOURCES, INC.


                     CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997 AND 1996


                      TOGETHER WITH AUDITORS' REPORT

                             AUDITORS' REPORT


To the Shareholders of
WORLDWIDE GOLF RESOURCES, INC.:


We have audited the consolidated balance sheets of WORLDWIDE GOLF RESOURCES, INC. (a Nevada corporation) as at December 31, 1997 and 1996 and the consolidated statements of operations, shareholders' equity (deficiency), and cash flows for the year ended December 31, 1997, the 322 day period ended December 31, 1996, and the 166 day period ended February
13, 1996 (see Note 1). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in Canada, which are in substantial agreement with those in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1997 and 1996 and the results of its operations and the changes in its financial position for the year ended December 31, 1997, the 322 day period ended December 31, 1996, and the 166 day period ended February 13, 1996 in accordance with generally accepted accounting principles in the United States of America.


Winnipeg, Canada
July 22, 1998

 Comments by Auditors for U.S. Readers on Canada-U.S. Reporting Difference

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the company's ability to continue as a going concern, such as those described in Note 1 to the financial statements. Our report to the shareholders dated July 22, 1998 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the Auditors' Report when these are adequately disclosed in the financial statements.

Winnipeg, Canada
July 22, 1998

WORLDWIDE GOLF RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
(NOTE 1)


Assets                                                   1997          1996
CURRENT ASSETS
Cash                                                  $38,548         4,202
Accounts receivable                                   146,595             -
Inventory                                             186,912             -
Prepaid expenses and deposits                          67,122           622
                                                  -----------    ----------
                                                      439,177         4,824
PROPERTY AND EQUIPMENT (Note 3)                     2,267,825     1,922,635
PATENT, net of accumulated amortization of $536        53,035             -
GOODWILL, net of accumulated amortization of          311,169       299,342
$192,164 (1996 - $74,835)
ASSET UNDER DEVELOPMENT (Note 4)                    1,095,058       308,811
                                                  -----------   -----------
                                                   $4,166,264  $  2,535,612

Liabilities And Stockholders' Equity
(Deficiency)
CURRENT LIABILITIES
Accounts payable and accrued liabilities           $1,646,708   $    33,060
Deferred revenue                                            -         3,056
Current portion of obligation under capital            53,756             -
lease (Note 5)
                                                   ----------   -----------
                                                    1,700,464        36,116
SHAREHOLDER'S LOAN (Notes 6 and 12)                   761,977        47,404
MORTGAGE PAYABLE (Note 7)                           1,669,198     1,739,256
OBLIGATION UNDER CAPITAL LEASE (Note 5)               174,549       242,503
                                                   ----------   -----------
                                                    4,306,188     2,065,279
                                                   ----------   -----------
SHAREHOLDERS' EQUITY (DEFICIENCY)
Capital stock (Note 8)                              3,598,618       680,072
Stock options (Note 8)                                300,300             -
Deficit                                           (4,022,650)      (206,654)
Cumulative translation adjustment                    (16,192)        (3,085)
                                                  -----------   ------------
                                                    (139,924)       470,333
                                                  -----------   ------------
                                                   $4,166,264   $ 2,535,612
                                                  ===========   ===========

WORLDWIDE GOLF RESOURCES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR AND 322 DAY PERIOD ENDED DECEMBER 31, 1997 AND 1996
(NOTE 1)

                                                          1997         1996
SALES (Note 11)                                     $2,015,129     $241,470
COST OF GOODS SOLD                                   1,477,529      154,213
                                                    ----------     --------
GROSS PROFIT                                           537,600       87,257
OPERATING EXPENSES
Selling, general and administrative (Notes 8 and 12) 4,353,596      293,911
                                                    ----------     --------
NET LOSS                                            $3,815,996     $206,654
                                                    ==========     ========
BASIC LOSS PER SHARE                                   $  0.32      $  0.03
                                                    ==========     ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          11,814,875    6,160,000
                                                    ==========    =========

WORLDWIDE GOLF RESOURCES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE 166 DAY PERIOD ENDED FEBRUARY 13, 1996
(NOTE 1)

SALES                                                               $  -
OPERATING EXPENSES
Selling, general, and administrative                                103,898
                                                                   --------
NET LOSS                                                           $103,898
                                                                   ========
BASIC LOSS PER SHARE                                                  $0.02
                                                                   ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                        6,160,000
                                                                  =========

Note:   The  pushdown accounting method was applied to restate  assets  and liabilities as at February 13, 1996 (See Note 1). Such accounting generally results in increased amortization and depreciation in future periods. Accordingly, this statement and the Company's consolidated financial statements for the periods ending December 31, 1997 and 1996 are not comparable in all material respects, since those consolidated financial statements report results of operations and cash flows using the new cost basis.

WORLDWIDE GOLF RESOURCES,INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
FOR THE PERIODS ENDED DECEMBER 31, 1997, DECEMBER 31, 1996 AND FEBRUARY 13, 1996 (NOTE 1)

                                                         Cumulative
                Common Shares (Note 8)                  Translation
                     Shares  Amount  Stock      Deficit  Adjustment     Total
                                     options
BALANCE, August 31,    20    $54     $  -      $(44,326)    $    -     $(44,272)
1995

NET LOSS                -      -        -      (103,898)         -     (103,898)

TRANSLATION ADJUSTMENT  -      -        -             -       (662)        (662)

DIVIDENDS               -      -        -        (2,449)         -       (2,449)

TRANSFER OF ASSETS TO
SHAREHOLDERS           -  33,363        -             -          -        33,363
  IN EXCESS OF BOOK
VALUE (Note 12)

FORGIVENESS OF         - 421,763        -             -           -      421,763
SHAREHOLDERS' LOANS
(Note 12)

REVALUATION ADJUSTMENT - 376,227        -             -           -      376,227
(Note 1)

RECLASSIFICATION OF    - (151,335)      -       150,673         662            -
DEFICIT (Note 1)
                     -----------------------------------------------------------
BALANCE, February 13, 20  680,072       -             -           -      680,072
1996

NET LOSS               -        -       -      (206,654)           -   (206,654)

TRANSLATION ADJUSTMENT -        -       -             -       (3,085)    (3,085)
                      ----------------------------------------------------------
BALANCE, December 31, 20  680,072       -      (206,654)      (3,085)    470,333
1996

REVERSE ACQUISITION
             10,112,728         -       -             -            -           -
ADJUSTMENT (Note 8)

ISSUE OF SHARES (Note 8)
             3,562,000  3,457,295       -             -            -   3,457,295

SHARE ISSUE COSTS    -   (538,749)      -             -            -   (538,749)

ISSUE OF STOCK OPTIONS
(Note 8)             -          - 300,300             -            -     300,300

NET LOSS             -          -       -    (3,815,996)           - (3,815,996)

TRANSLATION ADJUSTMENT
                     -          -       -             -      (13,107)   (13,107)
                    ------------------------------------------------------------
BALANCE, December 31, 1997

            13,674,748 $3,598,618  $300,300 $(4,022,650)    $(16,192) $(139,924)
            ========== ==========  ======== ============   ========== ==========

                      WORLDWIDE GOLF RESOURCES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE PERIODS ENDED DECEMBER 31, 1997 AND 1996
                                 (Note 1)

                                                         1997          1996
CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES
Net loss                                         $(3,815,996)  $   (206,654)
Items not affecting cash
Depreciation and amortization                         193,873        91,714
Purchased services through issuance of shares         358,041             -
Compensation to employees and
  Directors through issuance of shares and            999,680             -
options
                                                 ------------   -----------
                                                   (2,264,402)     (114,940)
Net change in non-cash operating assets and
liabilities
Accounts receivable                                    69,720       102,560
Inventories                                             2,095        98,647
Prepaid expenses and deposits                         (23,179)        5,244
Accounts payable and accrued liabilities            1,289,703       (85,077)
Deferred revenue                                       (3,018)        3,065
Accrued interest on capital lease                      29,546        11,493
                                                 -------------   ----------
                                                     (899,535)       20,992
INVESTING ACTIVITIES
Acquisition of cash in 680104 Alberta Ltd.              5,199             -
Acquisition of cash in Worldwide Golf                  24,723             -
Resources, Inc.
Acquisition of property and equipment                (341,634)       (6,270)
Investment in asset under development                (821,990)      (93,543)
                                                  ------------   -----------
                                                   (1,133,702)      (99,813)
                                                  ------------   -----------
FINANCING ACTIVITIES
Repayment of loans                                   (126,047)            -
Advances from shareholder                             735,814       278,524
Issuance of capital stock for cash                  1,480,000             -
Repayment of mortgage                                       -      (196,792)
Payments on capital lease                             (34,105)            -
                                                   -----------    ----------
                                                    2,055,662         81,732
                                                   ----------     ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH FLOWS          11,921           (15)
                                                   ----------     ----------
INCREASE IN CASH AND EQUIVALENTS                       34,346         2,896
CASH, beginning of year                                 4,202         1,306
                                                    ---------     ---------
CASH, end of year                                     $38,548    $    4,202
                                                    =========    ==========
CASH PAID FOR
Interest                                              $35,510       $18,431
                                                   ==========    ==========
Income taxes                                              $ -        $    -
                                                   ==========    ==========

WORLDWIDE GOLF RESOURCES,INC.
CONSOLIDATED STATMENT OF CASH FLOWS
FOR THE PERIOD ENDED FEBRUARY 13, 1996
(NOTE 1)

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss                                                        $(103,898)
Net change in non-cash operating assets and liabilities
Accounts receivable                                                 37,247
Prepaid expenses                                                    29,166
Land held for resale                                               (16,642)
Accounts payable and accrued liabilities                           (17,146)
                                                                ----------
                                                                   (71,273)
                                                                ----------
INVESTING ACTIVITY
Golf course and clubhouse construction (including                (153,070)
                                                                ----------
capitalized interest)

FINANCING ACTIVITIES
Repayment from related party                                         4,619
Repayment of bank loans                                           (105,670)
Advances from shareholders                                         409,480
Proceeds from mortgages                                            109,191
Dividends paid                                                      (2,449)
                                                                ----------
                                                                   415,171
                                                                ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                              4,133
                                                                ----------
INCREASE (DECREASE) IN CASH AND BANK INDEBTEDNESS                  194,961
CASH AND BANK INDEBTEDNESS, beginning of year                     (193,655)
                                                                ----------
CASH, end of year                                                   $1,306
                                                                ==========
CASH PAID FOR
Interest                                                          $102,117
                                                                ==========
Income taxes                                                    $        -
                                                                ==========

Note: The pushdown accounting method was applied to restate assets and liabilities as at February 13, 1996 (See Note 1). Such accounting generally results in increased amortization and depreciation in future periods. Accordingly, this statement and the Company's consolidated financial statements for the periods ending December 31, 1997 and 1996 are not comparable in all material respects, since those consolidated financial statements report results of operations and cash flows using the new cost basis.

1. DESCRIPTION OF BUSINESS, GOING CONCERN CONSIDERATIONS AND
        BASIS OF PRESENTATION

   Description of Business

   Worldwide Golf Resources, Inc. ("the Company") is incorporated under the laws of the State of Nevada. The Company is primarily engaged in manufacturing and marketing of synthetic turf, range equipment and a patented golf-training device to golf driving ranges and entertainment facilities and the operation of a golf course and country club.

   Effective January 22, 1997, Worldwide Golf Resources, Inc. ("WWG") entered into an agreement with 3422488 Manitoba Ltd. (the parent company of 2671914 Manitoba Ltd., a private company operating as
   Pelican Beach Golf and Country Club, "Pelican") whereby WWG acquired all of the issued and outstanding common shares of Pelican, a private company. Consideration for the purchase was common shares of WWG which resulted in the original shareholder of Pelican owning approximately 61% of WWG's total issued and outstanding common shares following the acquisition. This transaction has been accounted for as a reverse acquisition whereby, notwithstanding the legal acquisition of Pelican by WWG, the transaction was accounted for as an acquisition of WWG by Pelican. Application of reverse acquisition accounting results in the following:

   (i)The consolidated financial statements are issued under the name of WWG but are considered to be a continuation of the financial statements of Pelican, the legal subsidiary.

   (ii)     As  Pelican  is  deemed  to  be the  acquirer  for  accounting
       purposes,   its  assets  and  liabilities  are  included   in   the
       consolidated balance sheets at their historical carrying values.

   (iii) Control of the net assets of WWG is acquired by Pelican for deemed consideration being the fair value ascribed to the net assets of WWG which is nominal.

   Accordingly, the accounting for the business combination as a reverse acquisition at January 22, 1997 is as follows:

         Deemed consideration                                          $ -
         Fair value of tangible net assets of WWG prior to
         the transaction:
         Cash                                                       24,723
         Other current assets                                      380,672
         Property and equipment                                    159,750
         Current liabilities                                      (369,946)
         Short-term loans and notes payable                       (238,079)
                                                                 -----------
                                                                   (42,880)
                                                                 ----------
         Goodwill                                                  $42,880
                                                                 =========

1. DESCRIPTION OF BUSINESS, GOING CONCERN CONSIDERATIONS AND
   BASIS OF PRESENTATION (continued)

   Description of Business (continued)

   In accordance with the reverse acquisition method of accounting, the results of operations for the year ended December 31, 1997 represent the results of Pelican for the period from January 1, 1997 to January 21, 1997 and the consolidated results of Pelican and WWG for the period from January 22, 1997 to December 31, 1997.

   These consolidated financial statements also include the accounts of WWG's wholly owned subsidiaries, Worldwide Golf Resources, Inc. (a Georgia corporation, previously American Turf Manufacturing, Inc.), Advance Golf Systems, Inc. (trading as Range Master) and 680104 Alberta Ltd. (trading as GolfJack).

   In accordance with the reverse acquisition accounting, the comparative consolidated financial statements presented as at December 31, 1996 and for the 322 day period ended December 31, 1996 and for the 166 day period ended February 13, 1996 represent the financial position and results of operations of Pelican only.

   Effective February 13, 1996, all of the issued and outstanding shares of Pelican were acquired by 3422488 Manitoba Ltd. for a purchase price of $680,072. The excess of the purchase price over the fair value of the net assets of $303,845 resulted in goodwill of $376,227, which is being amortized over five years. In accordance with the push-down accounting method, Pelican's assets and liabilities are restated to their fair values at February 13, with the only adjustment required being the recording of goodwill of $376,227 and an increase in contributed surplus of $376,227. The deficit of $150,673 and cumulative translation adjustment of $662 prior to acquisition were reclassified to capital stock.

   Immediately prior to the acquisition of Pelican by 3422488 Manitoba Ltd., Pelican affected a statutory amalgamation with its parent companies. As there was no change in ownership interest, Pelican's financial statements as at and for the period ended February 13, 1996 were combined with its parent companies at book value using the pooling-of-interest method of accounting. The parent companies had no significant assets other than their investment in Pelican prior to the amalgamation. The statutory amalgamation affected a fiscal year end on February 13, 1996. Prior to February 13, 1996, Pelican's fiscal year end was August 31.

1. DESCRIPTION OF BUSINESS, GOING CONCERN CONSIDERATIONS AND
   BASIS OF PRESENTATION (continued)

   Going Concern Considerations and Basis of Presentation

   During 1997, the Company incurred a consolidated net loss of $3,815,996 and the shareholders' deficiency was $139,924 at December 31, 1997. Since the change in control of the Company during the reverse acquisition as described above, the Company has undergone significant reorganization accompanied by senior management turnover. These re-organizations are part of the process of focusing the Company on its profitable operations, along with entering other facets of the golf industry including the operations of golf training and entertainment facilities. These reorganization activities include the closing down of the operations of the Las Vegas Golf Magazine, Las Vegas Golf Guide Publications and Range Master. In October 1997, 680104 Alberta Ltd., owner of the patent for GolfJack, an innovative golf training device, was acquired (see Note 13). In addition, the Pelican Beach Golf Course and Country Club was under construction and development during most of 1997. These re-organization and development activities resulted in significant administrative and development expenditures, the write-off of assets no longer used in operations, and had a negative impact on the Company's revenue generating activities.

   Subsequent to year end, the Company acquired three driving ranges located in Orlando, Florida and entered into a definitive agreement to acquire all of the outstanding shares of Pro Golf of America, Inc. (see
   Note 14). Management intends to continue the reorganization activities, divesting of less profitable operations. Subject to its ability to divest certain operations at or above its book value, the proceeds from the sale of divested operations will be used to repay liabilities and invest in the remaining operations. In addition, management expects to be able to concentrate its efforts on its core operations, including the expansion of Pro Golf of America, Inc.'s operations.

   These consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a going concern basis, which presumes carrying values of assets and liabilities based on their realization and discharge in the normal course of business.

   The Corporation's ability to continue as a going concern is dependent on its ability to raise capital to purchase Pro Golf of America, Inc., to obtain financing to discharge its current liabilities, and to execute its reorganization plan as described above.

   These consolidated financial statements do not give effect to any adjustments which could be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

2. SIGNIFICANT ACCOUNTING POLICIES

   Basis of Consolidation

   These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation. All amounts are stated in U.S. dollars.

   Inventories

   Raw materials are valued at the lower of cost and replacement cost. Finished goods are valued at the lower of cost and net realizable value. Cost is determined on the first in, first out basis.

   Property and Equipment

   Property and equipment is recorded at cost less accumulated depreciation. Costs of additions, betterments, renewals and interest during development are capitalized. Repairs and maintenance are expensed as incurred. Gains or losses on dispositions are recognized in the statement of operations in the period the disposition occurs. Depreciation is being provided for using the following rates and methods:

   Pumphouse and irrigation system         4% declining balance
   Equipment                               10% to 20% declining balance
   Equipment under capital lease           10 years straight-line
   Office equipment                        3 to 5 years straight-line
   Leasehold improvements                  7 years straight-line

   Patent and goodwill

   Patent and goodwill are recorded at cost less accumulated amortization. Amortization is being provided for using the straight-line method over the following number of years:

     Patent                                15 years
     Goodwill                              3 to 5 years

   Goodwill is written down when there has been a permanent impairment in the value of unamortized goodwill. A permanent impairment in goodwill is determined by comparison of the carrying value of unamortized goodwill with undiscounted future earnings of the related business.

   Asset Under Development

   Asset under development is recorded at cost. Cost includes all expenditures incurred in acquiring the asset and preparing it for use. Interest costs on related debt obligations are capitalized until the asset is substantially completed and ready for its intended and productive use.

   Leases

   Leases entered into are classified as either capital or operating leases. Leases that transfer substantially all of the benefits and risks of ownership to the Company are accounted for as capital leases. At the time a capital lease is entered into, an asset is recorded together with a related long-term obligation. Equipment under capital lease is being depreciated over its useful life.

   Rental payments under operating leases are charged to expenses as incurred.

   Translation of Foreign Currencies

   The assets and liabilities of subsidiaries located outside of the United States are translated into United States dollars using exchange rates at the balance sheet date. Revenue and expense items are translated using the average rate of exchange prevailing during the period. Gains and losses resulting from translation of foreign subsidiaries are deferred and shown as a separate component of shareholders' equity (deficiency) (cumulative translation adjustments). Cumulative translation adjustments represent the net unrealised foreign exchange gains and losses on the translation of the financial statements of entities into United States dollars.

   Transactions denominated in a currency other than United States dollars are translated at average rates of exchange prevailing during the period. Gains and losses resulting from foreign currency transactions are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

   Use of Estimates

   The  preparation  of financial statements in accordance  with  generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Loss Per Share

   Loss per share data has been computed by dividing net loss by the weighted average number of common shares outstanding during the year. In accordance with reverse acquisition accounting, loss per share for the period prior to acquisition is calculated using the weighted average number of shares of Pelican outstanding during the period restated for their conversion to an equivalent number of the Company's shares.


3. PROPERTY AND EQUIPMENT


                                      1997                        1996
                                   Accumulated
                        Cost       Depreciation       Net          Net
Land and golf    $ 1,472,686          $ -    $ 1,472,686    $1,534,496
course

Pumphouse and        160,702       11,872        148,830       161,538
irrigatio System

Equipment            478,222       37,718        440,504         5,184

Equipment under      221,739       31,413        190,326       221,417
   capital

Lease

Office               18,059         4,346         13,713             -
equipment

Leasehold             2,060           294          1,766             -
improvements     ----------    ----------     ----------     ---------
                 $2,353,468       $85,643     $2,267,825    $1,922,635
                 ==========    ==========     ==========    ==========

   A capital lease obligation of $315,976 was incurred when the Company entered into a lease for equipment in August, 1996.

4. ASSET UNDER DEVELOPMENT

   The Clubhouse at Pelican Beach Golf and Country Club was under development during the period ending December 31, 1997 and was completed in June 1998. The golf course was under development in the fiscal period ended February 13, 1996 and was completed in July 1996. Mortgage interest of $111,749 and $113,861 was capitalized and included in the golf course for the periods ended December 31, 1996 and February 13, 1996, respectively.

5. OBLIGATION UNDER CAPITAL LEASE

   The Company leases golf course equipment under a capital lease in Canadian dollars. The lease obligation is converted to United States dollars using the exchange rate as at December 31, 1997 as follows:

          1998                                                      $79,533
          1999                                                       79,533
          2000                                                       79,533
          2001                                                       46,392
                                                                  ---------
          Total minimum lease payments                              284,992
          Less:  amount representing interest approximating 12.6%    56,686
                                                                  ---------
                                                                    228,305
          Less:  current portion                                     53,756
                                                                  ---------
                                                                   $174,549
                                                                  =========

6. SHAREHOLDER'S LOAN

   The loan payable to a shareholder of the Company is unsecured, non-interest bearing, with no specified terms of repayment. The shareholder has agreed not to require repayment until January 1, 1999. Accordingly, the loan has been classified as long-term.


7. MORTGAGE PAYABLE

   The mortgage is secured by the property and project known as "Pelican Beach Golf and Country Club" and bore interest at 9.5% per annum. On August 2, 1996, the mortgage was amended with interest payable to the extent of 50% of positive cash flow from the project as determined by a formula described in the Amending Agreement. No interest was accrued on the mortgage since August 2, 1996. The mortgage matures on March 31, 1999 and is renewable for a two-year term with interest at 9.5% per annum.

8.        CAPITAL STOCK

   As a result of the reverse acquisition (See Note 1), the capital stock of the Company consists of the following:

   Prior to January 22, 1997 - Capital stock of Pelican

     Authorized
     Unlimited Common shares, no par value
     Issued
        20   Common shares                                         $680,072

   As at January 22, 1997

   As a result of the reverse acquisition (see Note 1), the outstanding shares of the Company, ("the continuing consolidated entity"), consists of the number of WWG shares issued to date with an ascribed value equal to the share capital of the continuing entity as at January 22, 1997. Accordingly, the ascribed share capital of the continuing consolidated entity for accounting purposes, is computed as follows:

                                                                   Common
                                                                   Shares
     Existing share capital of Pelican                             $680,072
     Ascribed value of the shares of WWG
     Share capital of the continuing consolidated entity           $680,072

   The number of outstanding common shares of the Company as at January 22, 1997 is computed as follows:

Existing outstanding common shares of WWG                         3,952,748
Common shares issued to effect business combination with          6,160,000
Pelican
Outstanding common shares of the Company as at January 22,       10,112,748
1997

   Subsequent to January 22, 1997

                                                       Common Shares
                                                 Number of
                                                   Shares        Amount
Balance, January 22, 1997                         10,112,748     $  680,072
Issuance of shares for cash                        2,080,000      1,630,000
Issuance of shares in business
  Combination with GolfJack (Note 13)                537,500        231,125
Issuance of shares
  for purchased services                             564,500        896,790
Issuance of shares as compensation
  to management and directors                        380,000        699,380
Share issue costs                                          -      (538,749)
Balance at December 31, 1997                      13,674,748   $  3,598,618

   The authorized share capital of the Company consists of 50,000,000 common shares with $0.0001 par value per share.

   Stock Options

   Under the 1997 Stock Option Plan, the Company granted 1,500,000 stock options to its management and employees. The exercise price of the options is $0.55 per share, expiring December 29, 2002. The Group I stock options (1,105,000) were earned immediately. The Group II stock options (395,000) are earned over the next two years starting from December 29, 1997.

   The fair value of these stock options is estimated using the Black-Scholes option-pricing model with the following assumptions: no expected dividend yield, expected volatility of 84.2%, risk-free interest rate of 5.7%, and expected life of two years.

   A summary of the status of the 1997 Stock Option Plan is as follows:

                                                                  Weighted
                                                                   Average
                                                                  Exercise
                                                        1997        Price
Options outstanding, beginning of year                        -          $-
Options granted                                       1,500,000        0.55
Options exercised                                             -           -
Options cancelled or expired                                  -           -
Options outstanding, end of year                      1,500,000       $0.55
Options exercisable, end of year                      1,105,000       $0.55
Weighted-average fair value of options granted                        $0.26
during the year

   The compensation cost that has been charged against income for the 1997 Stock Option Plan was $287,300 in 1997.

   In addition, during 1997, 50,000 stock options were issued as compensation for consulting services provided by an unrelated party. The options are exercisable at $0.87 per share and expire November 5, 2002. The fair value of these stock options is estimated at $0.26 using the Black-Scholes option-pricing model with the same assumptions as used for the employee stock options. Consulting fees expense of $13,000 has been charged against income in 1997.

   In 1996, options were granted to an unrelated party in connection with a loan obtained by the Company. The options allow the holder to acquire 300,000 common shares at $2.00 per share, expiring August 5, 2000. The loan was fully repaid in 1997 and the option has not yet been exercised. No amount was recorded with respect to these options.

   Warrants

   A Regulation S Placement Memorandum was placed on January 25, 1997 to raise $1.5 million to be used for working and expansion capital for American Turf Manufacturing, Inc. and Advanced Golf Industries, Inc. d.b.a. Range Master, both wholly-owned subsidiaries of the Company, and for expansion of the clubhouse of the Pelican Beach Golf and Country Club. Under this Private Placement 1,480,000 units were issued at $1.00 per unit. Each unit is comprised of one common share and one common share warrant. The warrant has an exercisable price of $2.00 per share at any time prior to April 1, 1998. No warrants were exercised prior to the expiration date. The entire amount of the proceeds of $1,480,000 was included in shares issued for cash. The value of the warrants is determined to be nominal.

9. INCOME TAXES

   The Company and its subsidiaries had accumulated accounting losses of approximately $3,800,000 as at December 31, 1997. The tax net operating loss carry-forward as at December 31, 1997 has not yet been determined. Any deferred tax assets arising from the loss carryforwards would be netted against an equal amount of valuation allowance.


10.LEASES

   At December 31, 1997, the Company was committed under an operating lease which expires August 31, 1998 to rent office premises in Las Vegas, Nevada. Total rent to be paid for the period January 1, 1998 to August 31, 1998 is $32,700.


11.  SEGMENT INFORMATION

   The Company operates primarily in, and derives revenue from, golf-related ventures including manufacturing of synthetic turf and golf-training equipment and operation of a golf course and country club.

   Sales to customers in the United States and foreign countries are as follows:

                                          December     December   February
                                            31, 1997   31, 1996    13, 1996
Sales to customers in the United States   $1,790,580         $-          $-
Sales  to  customers  outside  of   the
United States                                224,549    241,470      88,656
                                         -----------  ---------   ---------
                                          $2,015,129  $ 241,470     $88,656


12.       RELATED PARTY TRANSACTIONS

   December 31, 1997

   Included in selling, general and administrative expense is $25,865 of legal fees paid to Sperry, Young and Stoecklein, for legal work performed by Don Stoecklein, President of the Company from September 1997 to March 1998.

   Included in selling, general and administrative expense is $16,000 of rent expense paid to Balboa International, Inc. The Company is related to Balboa International, Inc. as Don Stoecklein is a Director of Balboa International, Inc.

   December 31, 1996

   During the fiscal year ending December 31, 1996, land held for resale with a book value of $230,978 was transferred to the shareholder, 3422488 Manitoba Ltd. for the same amount in repayment of part of the shareholder's loan.

   February 13, 1996

   Concurrent with the purchase by 3422488 Manitoba Ltd. on February 13, 1996, the former shareholders of Pelican forgave amounts advanced to Pelican totaling $421,763. This was recorded as a credit to contributed surplus.

   During the fiscal year ending February 13, 1996, Pelican transferred land held for resale to the then shareholders as repayment of shareholders' loans of $131,176. The excess of the exchange amount of $131,176 over the book value of $97,813 was recorded as shareholders' contribution.


13.BUSINESS ACQUISITION

   Acquisition of 680104 Alberta Ltd.

   Effective October 23, 1997, the Company acquired all of the outstanding shares of 680104 Alberta Ltd. (d.b.a. GolfJack), a company which owns the patent and distribution rights to the GolfJack, in exchange for 537,500 restricted shares of the Company. This transaction has been accounted for using the purchase method.

 Purchase price                                                     $231,125
 Fair value of net assets acquired:
 Cash                                                                  5,199
 Inventory                                                            67,665
 Prepaid expenses                                                      3,360
 Patent                                                               53,571
                                                                     129,795
 Excess of purchase price over fair value
   of assets acquired, allocated to goodwill                        $101,330

   The results of operations have been included in the accounts of the Company from the acquisition date. Pro-forma results of operations have not been presented for the full year as it would not be materially different from the 1997 results of operations.

   Concurrent with the acquisition, the Company entered into a distribution agreement with Tait Management Services Ltd. ("Tait"). Under the distribution agreement, Tait is the sole distributor for GolfJack and acquires GolfJacks units from the Company at a discount from list price for sale to customers. The agreement has a one-year term with automatic renewal at the end of each term.


14.SUBSEQUENT EVENTS

   Share Issuances

   On January 21, 1998, 784,000 shares were issued under an S-8 registration for administrative services rendered in fiscal 1997. The shares were valued at $0.78/share for a total compensation of $611,520. The full amount of the liability and expense has been accrued in these consolidated financial statements.

   On February 25, 1998, 1,500,000 restricted shares valued at $645,000 were issued with respect to the acquisition of assets from Legends of Golf (see below).

   In addition, 320,000 S-8 shares and 282,000 restricted shares were issued for services rendered in fiscal 1998. The value of these shares totals $374,844.

   Acquisition of Golf Ranges

   Effective January 1, 1998, the Company (through its wholly-owned subsidiary Worldwide Golf Centers, Inc.) acquired certain assets and assumed the liabilities of three golf ranges in Florida from Legends Sports, Inc. in exchange for consideration of 1,500,000 restricted shares of the Company. Total consideration paid was as follows:

 Restricted shares issued to Legends Sports, Inc.                   $645,000
 Shares issued for purchase costs                                    160,000
 Debt assumed                                                      1,799,469
 Capital lease obligations assumed                                   348,265
 Other payables assumed                                              337,556
                                                                 -----------
                                                                  $3,290,290

   The total consideration paid was allocated, based on the estimated fair value of the assets and liabilities acquired at the date of acquisition, as follows:

           Land                                     $2,411,497
           Buildings                                   386,515
           Equipment                                   492,278
                                                    ----------
                                                    $3,290,290

   Debt assumed consists of the following:

 Note  payable, James Deas, bears interest at a rate  of  12%
 per  annum, matures December 15, 1999, collateralized  by  a    $1,000,000
 first deed of trust on certain real property (Altamonte).

 Note  payable,  Scott's  Golf  Driving  Range,  Inc.,  bears interest  at 6% per annum, currently due and payable,  under negotiation  to extend, collateralized by a  first  deed  of
 trust on certain real property (Port Orange).                      525,000

 Note payable, Mac Shahsavar, shareholder of the Company, non-
 interest bearing, no specified terms of repayment                  274,469
                                                               ------------
                                                                 $1,799,469

   Capital leases consist of the following:

 Red Bug modular buildings, matures December 31, 2001               $38,400
 Altamonte Restaurant, matures March 1, 2006                        513,763
                                                                 ----------
                                                                    552,163
 Less:     amount representing interest                            (167,935)
    amount representing taxes                                       (35,963)
                                                                  ----------
                                                                   $348,265

   In addition, the Company has also assumed two operating leases for the land at Altamonte and Red Bug. Future minimum lease payments are as follows:

                    1998                    $118,901
                    1999                    $122,314
                    2000                    $125,897
                    2001                    $129,659
                    2002                     $50,651

   Potential Acquisition of Pro Golf of America, Inc.

   On July 22, 1998, the Company entered into an agreement to purchase all of the outstanding shares of Pro Golf of America, Inc. ("Pro Golf") for $7,500,000 cash, subject to the following conditions to be satisfied within 60 days following the execution of the agreement:

   a) The Company to obtain financing to satisfy the cash requirements for the purchase price of Pro Golf, State of the Art Golf Company, Inc. (see b) below) and Pro Golf of Nevada, L.L.C. (see c) below).

   b) The Company to enter into an agreement with State of the Art Golf Company, Inc. (SOTA) to acquire all of the assets of SOTA, which consists of the rights to the Pro Golf private labels golf products, for consideration of $500,000.

   c) The Company to enter into an agreement with the shareholders of Pro Golf (selling shareholders) to purchase their ownership interests in Pro Golf of Nevada, L.L.C., which operates the Pro Golf Discount Superstore in Las Vegas, Nevada.

   d) The Company and the selling shareholders to develop a mutually agreed incentive plan authorizing the issuance of options to purchase up to 200,000 common shares of the Company to the key employees of Pro Golf, excluding the selling shareholders.

   e) The Company to issue 250,000 common shares to be held in escrow until the closing date, which will be no later than October 15, 1998. In the event that the purchase of Pro Golf has not occurred on or before the closing date, these shares will be released to the selling shareholders.

   Pro Golf is the franchiser of 166 "golf only" retail stores in the United States, Canada, and the Philippines. In addition, Pro Golf utilizes the franchised stores as a distribution network for the various private label products that are licensed by Pro Golf.