Form 10-Q
period 1998-03-31
WORLDWIDE GOLF RESOURCES INC
filed 1999-01-12
CIK 810156

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549



                                 FORM 10-Q
                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934.


For the quarter ended March 31, 1998      Commission file number 33-12664-D




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


(204) 885-5555
Registrant's telephone number, including area code


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


    As of March 31, 1998, there were 16,268,478 shares of common stock outstanding.

                      WORLDWIDE GOLF RESOURCES, INC.
                             AND SUBSIDIARIES
                           FOR THE QUARTER ENDED
                              March 31, 1998

                                   INDEX

PART I - FINANCIAL INFORMATION                                   Page No.

     Item 1.   Financial Statements

               Balance Sheet as of March 31, 1998 and
               March 31, 1997                                        3

               Statement of Operations for the three months
               ended March 31, 1998 and 1997                         4

               Statement of Cash Flows for the three months ended
               March 31, 1998 and 1997                               5

               Notes to Financial Statements                         6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation          6-8


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                     8

     Item 2.   Changes in Securities                                 8

     Item 3.   Defaults by the Company upon its
               Senior Securities                                     8

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                      8

     Item 5.   Other Information                                     9

     Item 6.   Exhibits and Reports of Form 8-K                      9

     SIGNATURES                                                      10

                      WORLDWIDE GOLF RESOURCES, INC.
                        CONSOLIDATED BALANCE SHEET
                     MARCH 31, 1998 AND MARCH 31, 1997

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                  ASSETS
                                                   1998           1997
Current
     Cash                                       $    77,780    $    41,353
     Accounts Receivable                             29,222        158,767
     Prepaids                                        19,210         35,507
     Inventory                                      192,180        138,487
                                                -----------    -----------
                                                    318,392        374,114
                                                -----------    -----------
Property and Equipment - Net
     Equipment                                    1,260,469        377,386
     Land, Driving Ranges                         2,411,497              -
     Buildings                                      375,360              -
     Golf Course and Clubhouse                    2,719,825      1,980,225
                                                -----------    -----------
                                                  6,767,151      2,357,611
                                                -----------    -----------
Other
     Patents                                         52,748              -
     Goodwill                                       293,649        276,332
                                                 ----------    -----------
                                                    346,397        276,332
                                                 ----------    -----------
                                                $ 7,431,940    $ 3,008,057
                                                ===========    ===========

                                LIABILITIES
Current
     Accounts Payable and Accrued Liabilities   $   542,570       $296,652
     Other accruals                               1,025,496        345,427
                                                -----------     ----------
                                                  1,568,066        642,079
                                                -----------     ----------
Long-Term
     Shareholders Advances                        1,273,306         91,500
     Mortgages Payable                            3,197,874      1,712,596
     Obligations Under Capital Lease                571,970        238,787
                                                 ----------     ----------
                                                  5,043,150      2,042,883
                                                 ----------     ----------
                                                  6,611,216      2,684,962
                                                 ----------     ----------

                           STOCKHOLDERS' EQUITY
Common Shares                                         1,625            487
Preferred Shares                                          -              -
Paid in Capital                                   1,633,199          (458)
Accumulated Deficit                             (4,410,655)      (314,096)
Contributed Surplus                               3,596,635        637,162
                                                -----------     ----------
                                                    820,724        323,095
                                                -----------     ----------
                                                $ 7,431,940    $ 3,008,057
                                                ===========    ===========

                      WORLDWIDE GOLF RESOURCES, INC.
                   CONSOLIDATED STATEMENT OF OPERATIONS
             THREE MONTHS PERIOD ENDED MARCH 31, 1998 AND 1997
                                 UNAUDITED

                                                   1998           1997
Sales                                           $   476,562    $   331,969
Cost of Goods Sold                                  248,735        370,765
                                                -----------    -----------
Gross Profit                                        227,827       (38,796)

Operating Expenses
     Selling, General and Administrative            627,635         68,648
                                                -----------    -----------
Net Loss                                        $ (399,808)    $ (107,444)
                                                ===========    ===========

                      WORLDWIDE GOLF RESOURCES, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 UNAUDITED

                                                   1998           1997
Cash Provided by (used in)
  Operations
     Net loss                                   $ (399,808)    $ (107,444)
     Add Items Not Affecting Cash
       Purchase Services Though Issuance of         107,900              -
Shares
       Depreciation                                  49,427          7,606
       Amortization                                  17,995         18,422
                                                 ----------     ----------
                                                  (224,486)       (81,416)
     Net Change in Non-Cash Working Capital
       Accounts Receivable                           17,373      (158,767)
       Prepaid                                       47,912       (34,885)
       Inventory                                    (5,268)      (138,487)
       Accounts Payable and Accrued                (98,163)        609,019
Liabilities
       Accrued Interest on Capital Lease             19,521              -
       Deferred Revenue                                   -        (3,056)
                                                 ----------      ---------
  Cash Provided by (used in) Operations           (143,111)        192,408
                                                 ----------      ---------
  Investments
     Acquisition of Equipment                      (22,484)      (427,871)
     Land Held for Resale                                 -      (218,272)
     Addition to Clubhouse                        (151,612)        469,493
                                                 ----------      ---------
  Cash (used in) investments                      (174,096)      (176,650)
                                                 ----------      ---------
  Financing
     Advances form Shareholder                      350,193         44,093
     Payments on Capital Lease                            -        (3,716)
     Payments on Mortgage                                 -       (26,659)
                                                  ---------      ---------
  Cash Provided by Financing                        350,193         13,718
                                                  ---------      ---------
Effect of Exchange Rate Changes on Cash Flows         6,246          7,675
                                                  ---------      ---------
Cash Increase for Period                             39,232         37,151
Cash, Beginning of Period                            38,548          4,202
                                                -----------   ------------
Cash, End of Period                             $    77,780    $    41,353
                                                ===========   ============
Cash Paid for
  Interest                                      $    20,982     $    3,925
                                                ===========    ===========
  Income Taxes                                   $        -    $         -
                                                ===========    ===========

                      WORLDWIDE GOLF RESOURCES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1998
                     STATEMENT OF INFORMATION FURNISHED

1.   Statement of Information Furnished

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998, the results of operations for the three months ended March 31, 1998 and 1997 and the cash flows for the three months ended March 31, 1998 and 1997. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 1997 Annual Report on Form 10-K.

     Certain information and footnote disclosures included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with financial statements and notes thereto incorporated by reference in the Company's 1997 Annual Report on Form 10-K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

General
     Worldwide Golf Resources, Inc. (together with its subsidiaries, unless the context requires otherwise, the "Company") is currently and has been engaged in several golf-related ventures; the manufacture and sale of an innovative golf practice and teaching device (680104 Alberta Ltd. d/b/a GolfJackT); an 18 hole golf course and club house in Manitoba, Canada, (Pelican Beach Golf and Country Club); and golf centers designed to provide a wide variety of practice opportunities, including facilities for driving, chipping, putting, pitching and sand play, (Worldwide Golf Centers, Inc.). In addition, the Company manufactured and installed synthetic turf for use in driving ranges, as well as other applications (Worldwide Golf Resources of Georgia, d/b/a American Turf, Inc.).

Comparative Period (1st Quarter 97) Issues
     On January 22, 1997, the Company entered into an agreement with 3422488 Manitoba Ltd. whereby the Company acquired all the issued and outstanding shares of 2671914 Manitoba, Ltd. (Pelican), a Canadian Corporation, which owns as its sole asset the real property generally described as the Pelican Beach Golf and Country Club, located at Gimli, Manitoba, Canada. Consideration for the purchase was common shares of the Company which resulted in the original shareholder of Pelican owning approximately 61% of the Company's total issued and outstanding common shares following the acquisition. The transaction has been accounted for as a reverse acquisition whereby, notwithstanding the legal acquisition of Pelican by the Company, the transaction was accounted for as an acquisition of the Company by Pelican. Application of reverse acquisition accounting resulted in the following accounting: (i) the consolidated financial statements for the companies are issued under the name of Worldwide Golf Resources, Inc. but are considered to be a continuation of the financial statements of Pelican, the legal subsidiary; (ii) as Pelican is deemed to be the acquirer for accounting purposes, its assets and liabilities are included in the consolidated balance sheets at their historical carrying values; and (iii) control of the net assets and liabilities of the Company were acquired by Pelican for deemed consideration being the fair value ascribed to the net assets of the Company.

Results of Operations for the three months ended March 31, 1998 and 1997

Synthetic Turf Manufacturing, Sales and Installation

     Worldwide Golf Resources, Inc., a Georgia Corporation, earned revenues for the first three months of 1998 of $333,269, an increase of $145,126 (77%) from American Turf Manufacturing's $188,043 in the first three months of 1997. The Georgia subsidiary provided 70% of the Company's first three months revenues. Management expects this subsidiary to increase its revenue impact through the addition of increased working capital to fill orders presently on hand.

     The net loss for the first three months of 1998 decreased $119,479 (88%) to $16,297 from $135,775 in the first three months of 1997. The increase was primarily due to an increase in cost of sales, due to inventory adjustments and increased costs.

Golf Course Operations

     Pelican Beach Golf Course and Country Club, located in Gimli, Manitoba, Canada, was acquired by the Company on February 1, 1997. The Golf Course recorded no sales during the first quarter of 1998. The net loss for the first quarter of 1998 was $83,258. Pelican Beach Golf Course provided 0% of the Company's first quarter revenues. The Country Club showcases a 12,000 square foot, three-level clubhouse which accommodates a pro-shop, a state of the art family amusement center, two cocktail lounges, and a large open seat restaurant. The third floor's principal attraction will be Video Lottery Terminal machines and off-track horse race betting. This facility sustains year-round operations; complementing winter activities such as cross-country skiing and snowmobiling, which enables the Company to maintain year-round revenues.

GolfJackT

     In October of 1997, the Company purchased 680104 Alberta Ltd. d/b/a GolfJackT. GolfJackT developed an innovative and revolutionary new golf practice and teaching product which enables the user to adjust a hitting platform to create any type of downhill, sidehill or uphill lie, thereby bringing the golf course to the driving range. The GolfJackT recorded sales of $9,636 during the first quarter of 1998. The net loss for the first quarter of 1998 was $20,486.

Worldwide Golf Centers

     In January of 1998, the Company formed Worldwide Golf Centers, Inc., ("WGC") for purposes of operating golf centers designed to provide a wide variety of practice opportunities, including facilities for driving, chipping, putting, pitching and sand play. The Golf Centers recorded sales of $133,657 during the first quarter of 1998. The net loss for the first quarter of 1998 was $56,599.

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

Liquidity and Capital Reserves

     The Company has continued to fund its deficit cash flow from loans from major shareholders of the Company. It is anticipated that these loans will continue until such time as the Company generates sufficient revenues from its subsidiaries to cover operating expenses.

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

Change in Management

     At a special meeting of Shareholders held January 15, 1998, the shareholders voted to remove Jeffrey B. Johnson as a Director of the Company effective immediately.

     At a special meeting of Shareholders held January 15, 1998, Donald J. Stoecklein was elected to serve on the Board of Directors until the next annual meeting of shareholders.

PART II--OTHER INFORMATION

Item 1.       Legal Proceedings.

Pending litigation is deemed not to have any material impact on the Company's financial position.

Item 2.       Changes in Securities.
          None.

Item 3.       Defaults by the Company upon its Senior Securities.
          None.

Item 4.       Submission of Matter to a Vote of Security Holders.

     At a special meeting of Shareholders held January 15, 1998, the shareholders voted to remove Jeffrey B. Johnson as a Director of the Company effective immediately.

     At a special meeting of Shareholders held January 15, 1998, Donald J. Stoecklein was elected to serve on the Board of Directors until the next annual meeting of shareholders.

Item 5.       Other Information.

     None


Item 6.       Exhibits and Reports of Form 8--K.

     A Form 8-K was filed on January 20, 1998 to report a change in the Officers and Directors of the registrant. At a special meeting of Shareholders Jeff Johnson was removed as Director and Don Stoecklein elected to Board.

     A Form 8-K was filed on March 9, 1998, to report the change in the Company's certified account from Clancey and Co. to Arthur Andersen & Co.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WORLDWIDE GOLF RESOURCES, INC.
(Registrant)



By:/s/Mac Shahsavar                          By:/s/Jack Tapper
   Mac Shahsavar                                Jack Tapper
   President                                    Chief Financial Officer


Date: October 20,1998                        Date: October 20, 1998