Form 10-Q
period 1998-06-30
WORLDWIDE GOLF RESOURCES INC
filed 1999-01-12
CIK 810156

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549



                                 FORM 10-Q
                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934.


For the quarter ended June 30, 1998      Commission file number 33-12664-D




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


     As of June 30, 1998, there were 16,528,748 shares of common stock outstanding.

                      WORLDWIDE GOLF RESOURCES, INC.
                             AND SUBSIDIARIES
                           FOR THE QUARTER ENDED
                               JUNE 30, 1998

                                   INDEX

PART I - FINANCIAL INFORMATION                                   Page No.

     Item 1.   Financial Statements

               Balance Sheet as of June 30, 1998 and
               June 30, 1997                                          3

               Statement of Operations for the three months
               ended June 30, 1998 and 1997                           4

               Statement of Operations for the six months
               ended June 30, 1998 and 1997                           5

               Statement of Cash Flows for the six months ended
               June 30, 1998 and 1997                                 6

               Notes to Financial Statements                          7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation           7-10


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                      10

     Item 2.   Changes in Securities                                  11

     Item 3.   Defaults by the Company upon its
               Senior Securities                                      11

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                       11

     Item 5.   Other Information                                      11

     Item 6.   Exhibits and Reports of Form 8-K                       11

     SIGNATURES                                                       12

                      WORLDWIDE GOLF RESOURCES, INC.
                        CONSOLIDATED BALANCE SHEET
                      JUNE 30, 1998 AND JUNE 30, 1997

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                  ASSETS
                                                   1998           1997
Current
     Cash                                         $  63,051     $ (13,872)
     Accounts Receivable                            144,344        223,624
     Prepaids                                        18,836         39,758
     Inventory                                      200,412         72,855
                                                  ---------     ----------
                                                    426,643        322,365
                                                  ---------     ----------
Property and Equipment - Net
     Equipment                                    1,276,103        371,419
     Land, Driving Ranges                         2,411,497              -
     Buildings                                      364,205              -
     Golf Course and Clubhouse                    2,783,613      2,118,001
                                                 ----------     ----------
                                                  6,835,418      2,489,420
                                                 ----------     ----------
Other
     Patents                                         51,075              -
     Goodwill                                       269,519        257,910
     Advances                                             -        837,575
                                                 ----------      ---------
                                                    320,594      1,095,485
                                                 ----------     ----------
                                                 $7,582,655    $ 3,907,270
                                                 ==========    ===========

                                LIABILITIES
Current
     Accounts Payable and Accrued Liabilities     $ 667,236      $ 234,641
     Other accruals                                 886,269        387,390
                                                 ----------     ----------
                                                  1,553,505        622,031
                                                 ----------     ----------
Long-Term
     Shareholders Advances                        1,427,165              -
     Mortgages Payable                            3,144,831      1,712,596
     Obligations Under Capital Lease                559,648        238,787
                                                 ----------     ----------
                                                  5,131,644      1,951,383
                                                 ----------     ----------
                                                  6,685,149      2,573,414
                                                 ----------     ----------

                           STOCKHOLDERS' EQUITY
Common Shares                                         1,653            710
Preferred Shares                                         26              -
Paid in Capital                                   2,192,864      1,639,319
Accumulated Deficit                             (4,893,672)      (943,335)
Contributed Surplus                               3,596,635        637,162
                                                -----------     ----------
                                                    897,506      1,333,856
                                                -----------     ----------
                                               $  7,582,655    $ 3,907,270
                                               ============    ===========

                      WORLDWIDE GOLF RESOURCES, INC.
                   CONSOLIDATED STATEMENT OF OPERATIONS
              SIX MONTHS PERIOD ENDED JUNE 30, 1998 AND 1997
                                 UNAUDITED

                                                   1998           1997
Sales                                            $1,116,459     $1,060,186
Cost of Goods Sold                                  530,454        916,215
                                                -----------     ----------
Gross Profit                                        586,005        143,971

Operating Expenses
     Selling, General and Administrative          1,454,738        880,650
                                               ------------    -----------
Net Loss                                         $(868,733)    $ (736,679)
                                               ============    ===========

                      WORLDWIDE GOLF RESOURCES, INC.
                   CONSOLIDATED STATEMENT OF OPERATIONS
             THREE MONTHS PERIOD ENDED JUNE 30, 1998 AND 1997
                                 UNAUDITED

                                                   1998           1997
Sales                                               639,897        728,217
Cost of Goods Sold                                  281,719        545,450
                                                 ----------      ---------
Gross Profit                                        358,178        182,767

Operating Expenses
     Selling, General and Administrative            827,103        812,002
                                                 ----------    -----------
Net Loss                                         $(468,925)    $ (629,235)
                                                 ==========    ===========

                      WORLDWIDE GOLF RESOURCES, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR THE SIX MONTHS PERIOD ENDED JUNE 30, 1998 AND 1997
                                 UNAUDITED

                                                   1998           1997
Cash Provided by (used in)
  Operations
     Net loss                                    $(868,733)      (736,679)
     Add Items Not Affecting Cash
       Purchase Services Though Issuance of         185,900              -
Shares
       Depreciation                                  98,311         15,116
       Amortization                                  34,848         36,844
                                                 ----------    -----------
                                                  (549,674)      (684,719)
     Net Change in Non-Cash Working Capital
       Accounts Receivable                            2,251      (740,124)
       Prepaid                                       48,286       (39,136)
       Inventory                                   (13,500)       (72,855)
       Accounts Payable and Accrued                 192,844        748,970
Liabilities
       Deferred Revenue                              22,310        (3,056)
                                                 ----------    -----------
  Cash Provided by (used in) Operations           (297,483)      (790,920)
                                                 ----------    -----------
  Investments
     Acquisition of Equipment                      (86,998)              -
     Addition to Clubhouse                        (221,160)      (315,968)
                                                 ----------    -----------
  Cash (used in) investments                      (308,158)      (315,968)
                                                 ----------    -----------
  Financing
     Issuance of Capital Stock                            -      1,480,000
     Advances form Shareholder                      665,188      (368,479)
     Payments on Capital Lease                     (16,922)        (3,716)
     Payments on Mortgage                          (49,368)       (26,659)
                                                 ----------    -----------
  Cash Provided by Financing                        598,898      1,081,146
                                                 ----------    -----------
Effect of Exchange Rate Changes on Cash Flows        31,246          7,668
                                                 ----------    -----------
Cash Increase for Period                             24,503       (18,074)
Cash, Beginning of Period                            38,548          4,202
                                                 ----------    -----------
Cash, End of Period
                                                     63,051       (13,872)
                                                 ==========    ===========
Cash Paid for
  Interest                                      $   69,363      $    5,884
                                                ==========     ===========
  Income Taxes                                           -               -
                                                ==========     ===========

                      WORLDWIDE GOLF RESOURCES, INC.
                NOTED TO CONSOLIDATED  FINANCIAL STATEMENTS
                               JUNE 30, 1998
                    STATEMENT OF INFORMATION FURNISHED

1.   Statement of Information Furnished

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998, the results of operations for the six months ended June 30, 1998 and 1997 and the cash flows for the six months ended June 30, 1998 and 1997. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 1997 Annual Report on Form 10-K.

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

Results of Operations for the three months ended June 30, 1998 and 1997

Synthetic Turf Manufacturing, Sales and Installation

     Worldwide Golf Resources, Inc., a Georgia Corporation, earned revenues for the second quarter of 1998 of $373,542, an decrease of $156,384 (30%) from American Turf Manufacturing's $529,886 in the second quarter of 1997. The Georgia subsidiary provided 58% of the Company's second quarter revenues. Management expects this subsidiary to increase its revenue impact through the addition of increased working capital to fill orders presently on hand.

     The net loss for the second quarter of 1998 decreased $95,317 (123%) to a profit of $17,459 from a loss of $77,768 in the second quarter of 1997. The revision was primarily due to a reduction of operating expenditures.

Golf Course Operations

     Pelican Beach Golf Course and Country Club, located in Gimli, Manitoba, Canada, was acquired by the Company on February 1, 1997. The Golf Course recorded sales of $96,703 during the second quarter of 1998. The net loss for the second quarter of 1998 was $101,062. Pelican Beach Golf Course provided 15% of the Company's second quarter revenues. The Country Club showcases a 12,000 square foot, three-level clubhouse which accommodates a pro-shop, a state of the art family amusement center, two cocktail lounges, and a large open seat restaurant. The third floor's principal attraction will be Video Lottery Terminal machines and off-track horse race betting. This facility sustains year-round operations; complementing winter activities such as cross-country skiing and snowmobiling, which enables the Company to maintain year-round revenues.

GolfJackT

     In October of 1997, the Company purchased 680104 Alberta Ltd. d/b/a GolfJackT. GolfJackT developed an innovative and revolutionary new golf practice and teaching product which enables the user to adjust a hitting platform to create any type of downhill, sidehill or uphill lie, thereby bringing the golf course to the driving range. The GolfJackT recorded sales of $25,279 during the second quarter of 1998. The net loss for the second quarter of 1998 was $12,761.

Worldwide Golf Centers

     In January of 1998, the Company formed Worldwide Golf Centers, Inc., ("WGC") for purposes of operating golf centers designed to provide a wide variety of practice opportunities, including facilities for driving, chipping, putting, pitching and sand play. The Golf Centers recorded sales of $144,374 during the second quarter of 1998. The net loss for the second quarter of 1998 was $121,001.

Results of Operation for the six months ended June 30, 1998 and 1997

Synthetic Turf Manufacturing, Sales and Installation

     Worldwide Golf Resources, Inc., a Georgia Corporation, earned revenues for the first six months of 1998 of $706,811, an decrease of $17,218 (2%) from American Turf Manufacturing's $718,029 in the first six months of 1997. The Georgia subsidiary provided 63% of the Company's first six months revenues. Management expects this subsidiary to increase its revenue impact through the addition of increased working capital to fill orders presently on hand.

     The net income for the first six months of 1998 increased $214,705 to $1,162 from loss of $213,534 in the first six months of 1997. The revision was primarily due to a reduction in operating costs.

Golf Course Operations

     Pelican Beach Golf Course and Country Club, located in Gimli, Manitoba, Canada, was acquired by the Company on February 1, 1997. The Golf Course recorded sales of $96,703 during the six months of 1998. The net loss for the six months of 1998 was $184,320. Pelican Beach Golf Course provided 9% of the Company's second quarter revenues. The Country Club showcases a 12,000 square foot, three-level clubhouse which accommodates a pro-shop, a state of the art family amusement center, two cocktail lounges, and a large open seat restaurant. The third floor's principal attraction will be Video Lottery Terminal machines and off-track horse race betting. This facility sustains year-round operations; complementing winter activities such as cross-country skiing and snowmobiling, which enables the Company to maintain year-round revenues.

GolfJackT

     In October of 1997, the Company purchased 680104 Alberta Ltd. d/b/a GolfJackT. GolfJackT developed an innovative and revolutionary new golf practice and teaching product which enables the user to adjust a hitting platform to create any type of downhill, sidehill or uphill lie, thereby bringing the golf course to the driving range. The GolfJackT recorded sales of $34,915 during the six months of 1998. The net loss for the six months of 1998 was $33,247.

Worldwide Golf Centers

     In January of 1998, the Company formed Worldwide Golf Centers, Inc., ("WGC") for purposes of operating golf centers designed to provide a wide variety of practice opportunities, including facilities for driving, chipping, putting, pitching and sand play. The Golf Centers recorded sales of $278,031 during the six months of 1998. The net loss for the six months of 1998 was $177,600.

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

Liquidity and Capital Reserves

     The Company continues to be funded through loans from major shareholders of the Company, which funding is anticipated to continue until such time as the Company has sufficient to cover its operating expenses from ongoing revenues.

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

Change in Management

On May 19, 1998, Donald Stoecklein resigned as President and the Board of Directors made the following changes:

1.   Mac Shahsavar was elected President
2.   Anthony DeMint was elected Vice President

On May 19, 1998, Donald J. Stoecklein and Dr. Srini Chary resignation as Directors and the following were appointed by the present Board of Directors to serve on the Board of Directors:

1.   Reg Ebbeling
2.   Anthony DeMint

PART II--OTHER INFORMATION

Item 1.       Legal Proceedings.

Pending litigation is deemed not to have any material impact on the Company's financial position.

Item 2.       Changes in Securities.

None.

Item 3.       Defaults by the Company upon its Senior Securities.

None.

Item 4.       Submission of Matter to a Vote of Security Holders.

None

Item 5.       Other Information.

On August 31, 1998 Worldwide Golf Resources, Inc. executed a stock purchase agreement to sell its wholly owned subsidiary, Worldwide Golf Resources, Inc. (a Georgia Corporation), doing business as American Turf. The sale of American Turf falls in line with Management's reorganization plan that was implemented in late 1997, wherein Management vowed to eliminate unprofitable subsidiaries and focus on the profitability of Worldwide Golf Resources, Inc.

Item 6.       Exhibits and Reports of Form 8--K.

     A Form 8-K filed on May 19, 1998 to report a change in the Officers and Directors of the registrant.

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


Date: October 20, 1998                       Date: October 20, 1998