Form 10-Q
period 1998-09-30
WORLDWIDE GOLF RESOURCES INC
filed 1999-06-30
CIK 810156

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549



                                 FORM 10-Q
                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934.


For the quarter ended                        Commission file number
September 30, 1998                           33-12664-D




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


  As of September 30, 1998, there were 16,939,748 shares of common stock outstanding.

                                   INDEX

PART I - FINANCIAL INFORMATION                                   Page No.

     Item 1.   Financial Statements

               Balance Sheet as of September 30, 1998 and
               September 30, 1997                                     3

               Statement of Operations for the three months
               ended September 30, 1998 and 1997                      4

               Statement of Operations for the nine months
               ended September 30, 1998 and 1997                      5

               Statement of Cash Flows for the nine months ended
               September 30, 1998 and 1997                            6

               Notes to Financial Statements                          7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation           7-10


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                      10

     Item 2.   Changes in Securities                                  11

     Item 3.   Defaults by the Company upon its
               Senior Securities                                      11

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                       11

     Item 5.   Other Information                                      11

     Item 6.   Exhibits and Reports of Form 8-K                       11

     SIGNATURES                                                       12

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
                                  ASSETS
                                                   1998           1997
Current
     Cash                                        $ (26,581)       $134,323
     Accounts Receivable                             10,032         28,451
     Prepaids                                        18,425          8,517
     Inventory                                      192,041         10,458
                                                -----------    -----------
                                                    193,917        181,749
                                                -----------    -----------
Property and Equipment - Net
     Equipment                                    1,219,577        491,888
     Land, Driving Ranges                         2,411,497              -
     Buildings                                      353,050              -
     Golf Course and Clubhouse                    2,750,680      2,513,384
                                                -----------    -----------
                                                  6,734,804      3,005,272
                                                -----------    -----------
Other
     Patents                                         48,263              -
     Goodwill                                       162,010        239,488
                                                -----------    -----------
                                                    210,273        239,488
                                                -----------    -----------
                                                 $7,138,994     $3,426,509
                                                ===========    ===========

                                LIABILITIES
Current
     Accounts Payable and Accrued Liabilities      $918,173       $614,294
                                                -----------    ------------

Long-Term
     Shareholders Advances                        2,212,445         26,769
     Mortgages Payable                            3,071,094      1,712,596
     Obligations Under Capital Lease                538,301        236,968
                                                -----------    -----------
                                                  5,821,840      1,976,333
                                                -----------    -----------
                                                  6,740,013      2,590,627
                                                -----------    -----------

                           STOCKHOLDERS' EQUITY
Common Shares                                         1,071            710
Preferred Shares                                         26              -
Paid in Capital                                   2,205,359      2,697,129
Accumulated Deficit                             (5,183,033)    (2,573,511)
Contributed Surplus                               3,375,558        711,554
                                                -----------    -----------
                                                    398,981        835,882
                                                -----------    -----------
                                                  7,138,994      3,426,509
                                                ===========    ===========


                                                  1998           1997
Sales                                             $749,697        $551,321
Cost of Goods Sold                                 276,163         244,511
                                                 ---------      ----------
Gross Profit                                       473,534         306,810

Operating Expenses
     Selling, General and Administrative           870,948       1,798,409
                                                 ---------     -----------
Net Loss                                        $(397,414)    $(1,491,599)
                                                ==========    ============

                                                  1998            1997
Sales                                           $1,859,909     $ 1,611,507
Cost of Goods Sold                                 804,684       1,160,726
                                                ----------     -----------
Gross Profit                                     1,055,225         405,781

Operating Expenses
     Selling, General and Administrative         2,321,372       2,703,033
                                                ----------    ------------
Net Loss                                       $1,266,147)    $(2,252,252)
                                               ===========    ============

                                                 1998            1997
Cash Provided by (used in)
  Operations
     Net loss                                 $(1,266,147)    $(2,252,252)
     Add Items Not Affecting Cash
       Purchase Services Though Issuance of
Shares                                             185,900               -
       Depreciation                                280,975          77,939
                                             -------------   -------------
                                                 (799,272)     (2,174,313)
     Net Change in Non-Cash Working Capital
       Accounts Receivable                         136,563        (28,451)
       Prepaid                                      48,696         (7,895)
       Inventory                                   (5,129)        (10,458)
       Accounts Payable and Accrued
Liabilities                                      (435,314)         741,233
                                             -------------   -------------
  Cash Provided by (used in) Operations        (1,054,456)     (1,479,884)
                                             -------------   -------------
  Investments
     Acquisition of property and equipment       (308,158)       (508,295)
                                             -------------   -------------
  Cash (used in) investments                     (308,158)       (508,295)
                                             -------------   -------------
  Financing
     Issuance of Capital Stock                      12,500       1,480,000
     Advances form Shareholder                   1,450,468         670,494
     Payments on Capital Lease                    (38,269)         (5,535)
     Payments on Mortgage                         (74,052)        (26,659)
                                             -------------   -------------
  Cash Provided by Financing                     1,350,647       2,118,300
                                             -------------   -------------
Cash Increase (decrease) for Period               (11,967)         130,121
Cash, Beginning of Period                           38,548           4,202
                                             -------------    ------------
Cash, End of Period                           $   (26,581)       $ 134,323
                                             =============    ============
Cash Paid for
  Interest                                    $   136,020)        $ 13,186
                                             =============   =============
  Income Taxes                                     $     -        $      -
                                             =============   =============

1.   Statement of Information Furnished

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998, the results of operations for the nine months ended
September 30, 1998 and 1997 and the cash flows for the nine months ended September 30, 1998 and 1997. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 1997 Annual Report on Form 10-K.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

    Worldwide Golf Resources, Inc. (together with its subsidiaries, unless the context requires otherwise, the "Company") is currently, and has been in a state of reorganization for the past year. As a result of the reorganization, the Company closed down various non-profit generating subsidiaries and attempted to establish new lines of business associated with the golf industry.

     Worldwide Golf Resources, Inc., a Georgia Corporation, the Company's American Turf division, was sold on or about August, 1998 as the result of insufficient capital to invest, in addition to an analysis by management which indicated that the ability of the business to continue on a profitable basis was marginal.

     In September, 1998 the Company closed down the driving range facilities owned by the Company's subsidiary, Worldwide Golf Centers, Inc. The ranges were initially closed down as the result of continued bad weather; however the Company management determined to keep the facilities closed as the result of the inability of the Company to raise sufficient capital to rehabilitate the properties.

Results of Operations for the three months ended September 30, 1998 and
1997

Golf Course Operations

     Pelican Beach Golf Course and Country Club, located in Gimli, Manitoba, Canada, was acquired by the Company on February 1, 1997. The Golf Course recorded sales of $220,863 during the third quarter of 1998. The net loss for the third quarter of 1998 was $99,017. Pelican Beach Golf Course provided 29% of the Company's third quarter revenues. The Country Club showcases a 12,000 square foot, three-level clubhouse which accommodates a pro-shop, a state of the art family amusement center, two cocktail lounges, and a large open seat restaurant. The third floor's principal attraction will be Video Lottery Terminal machines and off-track horse race betting. This facility sustains year-round operations; complementing winter activities such as cross-country skiing and snowmobiling, which enables the Company to maintain year-round revenues.

GolfJackT

     The GolfJackT recorded sales of $21,349 during the third quarter of 1998. The net loss for the third quarter of 1998 was $56,543.

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

Liquidity and Capital Reserves

     The Company continues to be funded through loans from major shareholders of the Company, which funding is anticipated to continue until such time as the Company has sufficient to cover its operating expenses from ongoing revenues. The Company has made recent consolidations and closures in an effort to reduce expenses.

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

Change in Management

On  October  15,  1998,   the Company accepted the  resignations  of  Debra
Amigone  as  Secretary/Treasurer,  Anthony  DeMint  as  Vive  President  of
Operations/ Director and Seyed Torabian as Vice President/ Director, concurrent with the shift of all administrative support to the Company's executive headquarters in Canada.

PART II--OTHER INFORMATION

Item 1.       Legal Proceedings.

     The Company has currently several pending items of litigation that may have a material impact on the Company's financial position.

     Worldwide Golf Resources, Inc. v Share Graves, et. al. This case was filed by the Company in the United States District Court for the District of Colorado (File No. 98B917) , to resolve a dispute which resulted from the acquisition by the Company of certain patented technology relating to the golf auto tee device and the subsequent counter claim by Graves relating to a loan to the Company of approximately $45,000.

     Lipson v. Worldwide Golf Resources, Inc. et al. This case was filed by Gary Lipson, the trustee of the Legends Sports, Inc. investors in an attempt to determine what if any liability the Company had as the result of the transfer by Legends Sports to the Company of certain driving ranges in the Orlando, Florida area. The suit was filed in the United States District Court, Middle District of Florida Orlando Division (File No. 98-1222-CV-18-
B).

     Suncorp Pacific Ltd. v 2671914 Manitoba Ltd., File No. CI 98-01-10803. Claim by Suncorp Pacific Ltd. ("Suncorp") for $20,124.66(Cdn.) and general damages. The allegations are for breach of an equipment lease and claims for payments under the lease. 2671914 is defending the claim and has a counter-claim against Suncorp for unspecified damages.

     Suncorp Pacific Ltd. v 2671914 Manitoba Ltd., File No. CI 98-01-10985. Claim by Suncorp Pacific Ltd. ("Suncorp") for judgment in the amount of $2,527,645.82 (Cdn.) ad an order for an equitable interest in the land. Allegations are that 267191 has committed several acts of default under the mortgage and as such 2671914 is in default under the mortgage. 2671914 is defending this claim and has requested paticulars of the allegations from the plaintiff.

     Suncorp Pacific Ltd. v 2671914 Manitoba Ltd., File No. CI 98-01-11064. Applicaton by Suncorp Pacific Ltd. ("Suncorp") for an order directing that the first mortgage held in priority to Suncorp's security be declared void for uncertainity. This application is being defended by both the first mortgage holder and 2671914.

     Suncorp Pacific Ltd. v 2671914 Manitoba Ltd., File No. BK 99-01-057763. Petition by Suncorp Pacific Ltd. ("Suncorp") for an order that 2671914 be adjudged bankrupt and that a receiving order issue. A notice disputing the petition has been filed and a motion to dismiss the petition is scheduled for a court hearing.

     2671914 Manitoba Ltd. v Suncorp Pacific Ltd., et al, file No. 98-01-11082. Claim by 2671914 for unspecified damages from allegations that Suncorp breached its duty of care and equitable obligations under the mortgage. Further, that Suncorp's conduct toward 2671914 has been a campaign of intimidation. Suncorp's defense is pending.

Item 2.       Changes in Securities.

None.

Item 3.       Defaults by the Company upon its Senior Securities.

None.

Item 4.       Submission of Matter to a Vote of Security Holders.

None

Item 5.       Other Information.

None

Item 6.       Exhibits and Reports of Form 8--K.

     A Form 8-K filed on October 15, 1998 to report a resignation of some of the Registrant's Officers and Directors.

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


Date:June 28, 1999                      Date:June 28, 1999